Form 10-K
period 2024-09-30
AECOM
filed 2024-11-19
CIK 868857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2024
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

The aggregate market value of registrant’s common stock held by non-affiliates on March 29, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of a share of the registrant’s common stock on such date as reported on the New York Stock Exchange was approximately $13.3 billion.

Number of shares of the registrant’s common stock outstanding as of November 15, 2024: 132,463,704

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of the registrant’s fiscal 2024 year-end.

PART I

ITEM 1. BUSINESS

In this report, we use the terms “the Company,” “we,” “us” and “our” to refer to AECOM and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2023 as “fiscal 2023” and the fiscal year ended September 30, 2024 as “fiscal 2024.”

Overview

We are a leading global provider of professional infrastructure consulting and advisory services for governments, businesses and organizations throughout the world. We provide advisory, planning, consulting, architectural and engineering design, construction and program management services, and investment and development services to public and private clients worldwide in major end markets such as transportation, facilities, water, environmental, and energy.

According to Engineering News-Record’s (ENR’s) 2024 Design Survey, we are the second largest general architectural and engineering design firm in the world, ranked by 2023 design revenue, and we are the number one ranked water, transportation design, facilities design, environmental engineering, environmental consulting and environmental science firm in the world. In addition, we are ranked by ENR as the leading firm in a number of design end markets, including several water infrastructure-related markets. We utilize our scale and the technical strength of our workforce to create innovative solutions for our clients. Clients are increasingly seeking our technical expertise to solve the world’s most complex and large scale infrastructure related challenges. Aging infrastructure, increasing urbanization, and growing energy demand create growth secular tailwinds for our markets. Our global network of technical experts, combined with our ability to advise, consult, design, and deliver program management services creates a competitive advantage. Our scale also creates the capacity for investment in digital capabilities that further enhance our delivery capabilities and value proposition.

ENR
Engineering News-Record
A leader in helping our clients deliver their most challenging projects
#1
Water
Transportation
General Building
Environmental Engineering
Green Design
Green Contractor
#2
Program Management
Environmental Firm
General Design Firm
Water Transmission Lines and Aqueducts
Water Treatment and Desalination
Wastewater Treatment Plants
Education
#3
Bridges
Marine and Ports

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

●	Americas: Planning, advisory, consulting, architectural and engineering design, construction management and program management services to public and private clients in the United States, Canada, and Latin America in major end markets such as transportation, water, government, facilities, environmental, and energy.
●	International: Planning, advisory, consulting, architectural and engineering design services and program management to public and private clients in Europe, the Middle East, India, Africa, and the Asia-Australia-Pacific regions in major end markets such as transportation, water, government, facilities, environmental, and energy.
●	AECOM Capital (ACAP): Primarily invests in and develops real estate projects.

Our Americas and International Segments

Our Americas and International segments are comprised of a broad array of services, generally provided on a fee-for-service basis. These services include advisory, planning, consulting, architectural and engineering design, program management and construction management for public and private clients worldwide. For each of these services, our technical expertise includes civil engineering, structural engineering, digital, process engineering, mechanical engineering, geotechnical systems and electrical engineering, architectural, landscape and interior design, urban and regional planning, project economics, cost consulting and environmental, health and safety work.

With our design and technical consulting, advisory and program management expertise, we are able to provide our clients a broad spectrum of services across the life cycle of their assets. For example, within our water service offerings, we provide water, wastewater, water supply and water resource services, which are necessary in response to climate adaptation and resilience, drought mitigation and other environmental and social impact factors as part of major capital/infrastructure projects.

Our services may be sequenced over multiple phases or multiple projects in the form of a program. For example, in the area of program management and construction management services, our work for a client may begin with a small consulting or planning contract, and may later develop into a broader advisory, design or overall management role for the project or a series of projects, which we refer to as a program. Program and construction management contracts may employ small or large project teams and, in many cases, operate with our staff located at the project site.

In addition, our industry is undergoing a digital transformation, and we are investing in digital capabilities to extend our advantages, improve overall delivery, and create distinct solutions for clients that differentiate us from competitors and enhance our client experience. These investments include capturing the value of our libraries of data to build more efficient design processes, and innovative and more advanced solutions for increasingly complex challenges.

End Markets

Program Management

Water & Environment Advisory

Transportation

- Transit and Rail
- Marine, Ports and Harbors
- Highways, Bridges and Tunnels
- Aviation

Facilities

- Green Facilities
- Government
- Industrial
- Urban Master Planning/Design
- Commercial and Leisure Facilities
- Educational
- Health Care
- Sports
- Construction Management

Water

- Water and Wastewater
- Water Resources
- Drought Response and Mitigation
- Hazardous Chemicals

Environment and Energy

- Environmental Management
- Remediation
- Permitting and Community Engagement
- Transmission and Distribution
- Alternative/Renewable Energy

We provide the services in these segments both directly and through joint ventures or similar arrangements to the following end markets or business sectors:

Transportation.

●	Transit and Rail. Light rail, heavy rail (including highspeed, commuter and freight) and multimodal transit projects.
●	Marine, Ports and Harbors. Wharf facilities and container port facilities for private and public port operators.
●	Highways, Bridges and Tunnels. Interstate, primary and secondary urban and rural highway systems and bridge projects.
●	Aviation. Landside terminal and airside facilities, runways, and taxiways.

Facilities.

●	Energy Efficient Facilities. Designs for new build construction or refurbishment projects, such as office buildings, data centers and other facilities with high energy demands.
●	Government. Emergency response services for the U.S. Department of Homeland Security, including the Federal Emergency Management Agency and engineering and program management services for agencies of the Department of Defense and Department of Energy.
●	Industrial. Industrial facilities for a variety of niche end markets such as manufacturing, distribution, aviation, aerospace, communications, media, pharmaceuticals, renewable energy, chemical, and food and beverage facilities.

●	Urban Master Planning/Design. Strategic planning and master planning services for new cities and major mixed-use developments in locations such as India, China, Southeast Asia, the Middle East, North Africa, the United Kingdom, and the United States.
●	Commercial and Leisure Facilities. Corporate headquarters, high-rise office towers, historic buildings, hotels, leisure, sports and entertainment facilities, and corporate campuses.
●	Educational. College and university campuses and other educational facilities.
●	Health Care. Private and public health facilities.
●	Sports. Sustainable building design for world-class sports arenas and stadiums.
●	Construction Management. Program and construction management services for large scale building facility construction projects primarily in the Americas including: sports arenas, modern office and residential towers, hotels, convention centers, performance venues, aviation, and other facilities.

Water.

●	Water and Wastewater. Treatment facilities as well as supply, distribution and collection systems, stormwater management, desalinization, and other water reuse technologies.
●	Water Resources. Regional-scale floodplain mapping and analysis for public agencies, along with the analysis and development of protected groundwater resources for companies in the bottled water industry.
●	Drought Response and Mitigation. Designing water re-use and similar systems to enhance resiliency of water supply.
●	Hazardous Chemicals. Treating and addressing disposal of hazardous chemicals in water supplies and surrounding environments, such as per- and polyfluoroalkyl substances (PFAS).

Environment and Energy.

●	Environmental Management. Waste handling, testing and monitoring of environmental conditions, and environmental construction management.
●	Remediation. Restoring and remediating natural habitats, such as in response to industrial activity related to closed or abandoned mines.
●	Permitting and Community Engagement. Advancing client projects through permitting processes, including implementation of innovative online engagement platforms, such as PlanEngageTM.
●	Demand Side Management. Public K-12 schools and universities, health care facilities, and courthouses and other public buildings, as well as energy conservation systems for utilities.
●	Transmission and Distribution. Power stations and electric transmissions and distribution and cogeneration systems.
●	Alternative/Renewable Energy. Production facilities such as ethanol plants, onshore and offshore wind farms, hydroelectric power, dams, flood control systems and geothermal subsections of regional power grids.

Program Management – We integrate the complexity of large-scale programs and projects through tailored approaches, proven methodologies, and multidisciplinary solutions to deliver transformative outcomes for our clients and the communities they serve, including:

●	Megacity development.
●	Transformational transportation infrastructure, such as high-speed rail.
●	Aviation.
●	Environmental remediation programs.
●	Energy and grid infrastructure.
●	Water supply systems.

Water and Environment Advisory – We provide expertise driven advisory services to infrastructure clients through the development of high-value strategies blending strategic direction with real-world expertise and deep collaboration, including:

●	Digital Water Advisory and Consulting.
●	Emerging Contaminants.
●	Resource Management.
●	Asset Management.
●	Water Supply Optimization.
●	Environmental Consulting.

Our AECOM Capital Segment

ACAP typically partners with investors and experienced developers as co-general partners. These partnerships may, but are not required to, enter into contracts with our other AECOM affiliates to provide design, owners engineer, construction management, development and operations and maintenance services for ACAP funded projects. ACAP development activity is conducted through joint ventures or subsidiaries that may be consolidated or unconsolidated for financial reporting purposes depending on the extent and nature of our ownership interest. In addition, in connection with the investment activities of ACAP, AECOM or an affiliate may provide guarantees of certain financial obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations, and other lender required guarantees. ACAP has focused on investing in co-general partner equity opportunities with high quality partners, primarily targeting “build-to-core” investments in the top U.S. markets across all property types.

We completed a transaction that transitioned the AECOM Capital team to a new third-party platform in the third quarter of fiscal 2024. The team will continue to support AECOM Capital’s investment vehicles pursuant to certain advisory agreements in a manner consistent with their current obligations.

Thinking and Acting Globally

AECOM is at its best when we think and act globally. Our strategy is focused on setting a new standard of excellence in the professional services industry. First, our operating structure promotes greater connectivity and collaboration across our seven regions and six global business lines. We drive growth by prioritizing our core markets, leaning into our greatest strengths and ensuring our best talent and resources are focused on nurturing client relationships. We are transforming the way we deliver work through technology and digital platforms improving the client experience and increasing efficiency.

Human Capital Management

Our principal asset is our employees and large percentages of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees. At the end of our fiscal 2024, we employed approximately 51,000 persons, of whom approximately 18,000 were employed in the United States. Over 300 of our domestic employees are covered by collective bargaining agreements or by specific labor agreements, which expire upon completion of the relevant project. We believe that the quality and level of service that our professionals deliver are among the highest in our industry.

We are committed to enhancing our position as a leading employer in our industry by attracting and retaining the best technical professionals in the world. Critical to our continued success is our ability to offer a compelling employee value proposition that promises competitive pay and benefits, an inclusive environment that supports flexibility and well-being and encourages collaboration and innovation, and a shared commitment to technical excellence, continuous learning and career growth. Through our Thrive with AECOM program, we are focused on fostering an inclusive environment within AECOM and beyond by building diverse talent, expanding understanding, enriching communities and thinking without limits. This understanding informs our approach to managing our human capital resources. Our human capital objectives and initiatives are overseen by our Board as per our Corporate Governance Guidelines.

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

Technical and professional development. Technical excellence is the foundation of our business—it’s how we harness the power of our teams’ technical skills and expertise to deliver high quality solutions for clients and communities we serve. We strive to be home to our industry’s best technical minds — professionals who thrive in an environment that encourages their collaboration and innovation and celebrates great project and client outcomes.

We have invested in a robust learning ecosystem that keeps our employees project-ready with ‘on the job’ technical training, future-ready with new digital tools, thought leadership and programs that inspire innovation, and globally connected within their technical practice and strategic partnerships.

Our digital learning platform, AECOM University, delivers high-quality and personalized learning experiences, including our Global Technical Academies. Created by us for us, Academies deliver structured and self-directed technical training courses on key global topics, practices and markets that are relevant to our business. Our Technical Practice Network connects professionals every day in a global online community to enable networking, collaboration and problem solving.

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

Purpose and impact. Our purpose of delivering a better world is at the core of all that we do. As the world’s trusted infrastructure consulting firm, we are determined and well-positioned to deliver positive, impactful and Sustainable Legacies for our company, our communities and our planet. Through our projects and our operations, we have both a significant opportunity and a responsibility to protect, enhance and restore the world’s natural and social systems. Through strategic nonprofit partnerships, pro-bono work, skills-based volunteering and philanthropy, our corporate responsibility platform is focused on delivering access to safe and secure infrastructure to those who need it most, creating opportunity for the leaders of tomorrow and protecting our planet so that our company can fulfill its purpose to deliver a better world. As part of our pro-bono program, our technical experts partnered with nonprofit organizations in their local communities to provide critical design, engineering and infrastructure solutions. We maintain an internal Global Sustainable Legacies Council focused on executing on our purpose and ensuring that our actions are as strong as our policies.

Our Clients

Our clients consist primarily of national, state, regional and local governments, public and private institutions and major corporations. The following table sets forth our total revenue attributable to these categories of clients for each of the periods indicated:

	Year Ended September 30,
	($ in millions)
	2024		2023		2022
U.S. Federal Government	$1,064.0	7%	$790.6	5%	$821.3	6%
U.S. State and Local Governments	3,660.5	23	2,918.9	20	2,824.0	21
Non-U.S. Governments	2,610.0	16	2,544.7	18	1,800.6	14
Subtotal Governments	7,334.5	46	6,254.2	43	5,445.9	41
Private Entities (worldwide)	8,771.0	54	8,124.3	57	7,702.3	59
Total	$16,105.5	100%	$14,378.5	100%	$13,148.2	100%

No single client accounted for 10% or more of our revenue in any of the past five fiscal years. Approximately 7%, 5%, and 6% of our revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2024, 2023, and 2022, respectively.

Contracts

The price provisions of the contracts we undertake can be grouped into several broad categories: cost-reimbursable contracts, guaranteed maximum price contracts, and fixed-price contracts. For the year ended September 30, 2024, our revenue was comprised of 40%, 37%, and 23% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively.

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

Backlog

Backlog represents revenue we expect to realize for work completed by our consolidated subsidiaries and our proportionate share of work to be performed by unconsolidated joint ventures. Backlog is expressed in terms of gross revenue and, therefore, may include significant estimated amounts of third party or pass-through costs to subcontractors and other parties. We report transaction price allocated to remaining unsatisfied performance obligations (RUPO) of $19.8 billion, as described in Note 4, Revenue Recognition, in the notes to our consolidated financial statements. The most significant differences between our backlog and RUPO are backlog contains revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed and revenue related to service contracts that extend beyond the termination provision of those contracts, where RUPO requires us to assume the contract will be terminated at its earliest convenience. Accordingly, RUPO is $17.6 billion lower than backlog. For non-government contracts, our backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. We calculate backlog without regard to possible project reductions or expansions or potential cancellations until such changes or cancellations occur. No assurance can be given that we will ultimately realize our full backlog. Backlog fluctuates due to the timing of when contracts are awarded and contracted and when contract revenue is recognized. Many of our contracts require us to provide services over more than one year. Our backlog for the year ended September 30, 2024 decreased $2.2 billion, or 5.6%, to $37.4 billion as compared to $39.6 billion for the corresponding period last year, primarily due to a decrease in our Americas Construction Management design business.

The following summarizes backlog (in billions):

	September 30,
	2024	2023
Backlog:
Americas segment	$31.0	$33.3
International segment	6.4	6.3
Total backlog	$37.4	$39.6

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

Seasonality

We experience seasonal trends in our business. Our revenue is typically higher in the last half of the fiscal year. The fourth quarter of our fiscal year (July 1 to September 30) is typically our strongest quarter. We find that the U.S. federal government tends to authorize more work during the period preceding the end of our fiscal year, September 30. In addition, many U.S. state governments with fiscal years ending on June 30 tend to accelerate spending during their first quarter, when new funding becomes available. Further, our construction management revenue typically increases during the summer months when weather and daylight hours are more conducive to outdoor activities. Within the United States, as well as other parts of the world, our business generally benefits from milder weather conditions in our fiscal fourth quarter. Our construction and project management services also typically expand during the summer months when weather and daylight hours are more conducive to outdoor activities. The first quarter of our fiscal year (October 1 to December 31) is typically our lowest revenue quarter. The harsher weather conditions impact our ability to complete work in parts of North America and the holiday season schedule affects our productivity during this period. For these reasons, coupled with the number and significance of client contracts commenced and completed during a particular period, as well as the timing of expenses incurred for corporate initiatives, it is not unusual for us to experience seasonal changes or fluctuations in our quarterly operating results.

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

A substantial portion of our revenue is derived from contracts with agencies and departments of national, state, and local governments. During fiscal 2024 and 2023, approximately 46% and 43%, respectively, of our revenue was derived from contracts with government entities.

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

In addition, our Credit Agreement requires us to comply with a consolidated leverage ratio. Our ability to comply with this ratio may be affected by events beyond our control. These restrictions could limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans, and could adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest. A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our debt instruments. If an event of default occurs, our creditors could elect to:

●	declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;
●	require us to apply all of our available cash to repay the borrowings; or
●	prevent us from making debt service payments on our borrowings.

If we were unable to repay or otherwise refinance these borrowings when due, the applicable creditors could sell the collateral securing some of our debt instruments, which constitutes substantially all of the Company’s and certain of its domestic wholly-owned subsidiaries’ assets.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the year ended September 30, 2024 by $9.6 million, including the effect of our interest rate swap and interest rate cap agreements. We may, from time to time, enter into additional interest rate derivatives that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate derivatives with respect to all of our variable rate indebtedness, and any derivatives we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

During fiscal 2024, revenue attributable to our services provided outside of the United States to non-U.S. clients was approximately 27% of our total revenue. There are risks inherent in doing business internationally, including:

●	the ongoing conflict between Russia and Ukraine, which has resulted in the imposition by the U.S. and other nations of restrictive actions against Russia, Belarus and certain banks, companies and individuals;
●	imposition of governmental controls and changes in laws, regulations or policies;
●	political and economic instability, including in the Middle East;
●	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;
●	changes in U.S. and other national government trade policies affecting the markets for our services, such as retaliatory tariffs between the United States and China;
●	political unrest in Hong Kong where we have a significant presence;
●	impact of health crises and their related economic impacts;
●	increases in the consumer price index and interest rates;
●	changes in regulatory practices, tariffs and taxes;
●	potential non-compliance with a wide variety of laws and regulations, including anti-corruption, export control and anti-boycott laws and similar non-U.S. laws and regulations;
●	changes in labor conditions;

●	logistical and communication challenges; and
●	currency exchange rate fluctuations, devaluations and other conversion restrictions.

Any of these factors could have a material adverse effect on our business, results of operations or financial condition.

We operate in many different jurisdictions and we could be adversely affected by legislative actions of governments, as well as violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

The U.S. Foreign Corrupt Practices Act (FCPA) and similar worldwide anti-corruption laws, including the U.K. Bribery Act of 2010, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws, including the requirements to maintain accurate information and internal controls which may fall within the purview of the FCPA, its books and records provisions or its anti-bribery provisions. We operate in many parts of the world that have experienced governmental corruption to some degree; and, in some circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Despite our training and compliance programs, we cannot assure that our internal control policies and procedures always will protect us from reckless or criminal acts committed by our employees or agents. In addition, from time to time, government investigations of corruption affect us and our peers. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

The Building Safety Act (the “Act”), the primary legislation which introduces a new framework for the regulation of the UK construction industry, became law on April 28, 2022. While limited parts of the Act have not yet been enacted, and further secondary legislation is expected, most of the provisions are now in force. The Act extends liability periods for some historical defects in residential properties completed prior to 2022, creates a new government regulatory body responsible for building safety and new legal obligations regarding building safety, reallocates the risk related to design and construction, and requires the development of a more stringent regulatory regime for select buildings. The new legislation has resulted in new risk, regulatory and cost challenges for our United Kingdom and global operations.

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

Our project sites often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes, and highly regulated materials. On some project sites, we may be responsible for safety and, accordingly, we have an obligation to implement effective safety procedures. If we fail to implement these procedures or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees, as well as expose ourselves to possible litigation. As a result, our failure to maintain adequate safety standards and equipment could result in reduced profitability, harm to our reputation, or the loss of projects or clients, and could have a material adverse impact on our business, financial condition, and results of operations.

Cybersecurity threats, information technology systems outages and data privacy incidents could adversely harm our business.

We may experience errors, outages, or delays of service in our information technology systems, which could significantly disrupt our operations, impact our clients and employees, damage our reputation, and result in litigation and regulatory fines or penalties. Various privacy and securities laws pertaining to client and employee data usage require us to manage and protect sensitive and proprietary information. For example, the European’s Union General Data Protection Regulation may apply to companies processing data of European Union residents, even if the company is not located in the European Union. In addition, the California Consumer Privacy Act increased the penalties for data privacy incidents.

We face threats to our information technology systems, including unauthorized access, computer hackers, computer viruses, malicious code, cyber-attacks, ransomware, data extortion, phishing and other cybersecurity problems and system disruptions, including possible unauthorized access to our and our clients’ proprietary information. Our cybersecurity program is designed to use industry-accepted security measures and technology to securely maintain all proprietary information on our information technology systems. In the ordinary course of business, we have been targeted by malicious cyber-attacks. Anyone who circumvents our security measures could misappropriate proprietary information, including information regarding us, our employees and/or our clients, or cause interruptions in our operations. Although we devote considerable resources to our cybersecurity programs and have implemented security measures to protect our systems and to prevent, detect and respond to cybersecurity incidents, there can be no assurance that our efforts will prevent these threats. As these security threats continue to evolve, we may be required to devote additional resources to help prevent, detect and respond to system disruptions and cybersecurity incidents.

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

Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, while we maintain insurance designed to cover these events, our coverage may not sufficiently cover all types of losses or claims that may arise or be subject to exclusions.

Risks Related to Contracts and Joint Ventures

Our business and operating results could be adversely affected by losses under fixed-price or guaranteed maximum price contracts.

Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In addition, we may enter guaranteed maximum price contracts where we guarantee a price or delivery date. For the year ended September 30, 2024, our revenue was comprised of 40%, 37%, and 23% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts, including underestimation of costs, ambiguities in specifications, unforeseen increases in or failures in estimating the cost of raw materials, equipment or labor, increased costs as a result of inflation, problems with new technologies, delays beyond our control, fluctuations in profit margins, failures of subcontractors to perform and economic or other changes that may occur during the contract period. United States and foreign trade policy actions in the United States could affect the profitability of our fixed-price projects. Losses under fixed-price or guaranteed contracts could be substantial and adversely impact our results of operations.

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

In line with industry practice, we are often required to provide surety bonds, standby letters of credit or corporate guarantees to our clients that indemnify them should our affiliate fail to perform its obligations under the terms of a contract. As of September 30, 2024 and September 30, 2023, we were contingently liable for $5.1 billion and $4.6 billion, respectively, in issued surety bonds primarily to support project execution and we had outstanding letters of credit totaling $938.9 million and $883.3 million, respectively. A surety may issue a performance or payment bond to guarantee to the client that our affiliate will perform under the terms of a contract. If our affiliate fails to perform under the terms of the contract, then the client may demand that the surety or another corporate affiliate provide the contracted services. In addition, we would typically have obligations to indemnify the surety for any loss incurred in connection with the bond. If a surety bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate surety bond or letter of credit, we may not be able to pursue that project, which in turn could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

We conduct a portion of our operations through joint venture entities, over which we may have limited control.

Approximately 14% of our fiscal 2024 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.

Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Sales of our services provided to our unconsolidated joint ventures were approximately 2% of our fiscal 2024 revenue. We generally do not have control of these unconsolidated joint ventures. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations and could also affect our reputation.

We participate in joint ventures where we provide guarantees and may be adversely impacted by the failure of the joint venture or its participants to fulfill their obligations.

We have investments in and commitments to joint ventures with unrelated parties, including in connection with government services, and the investment activities of ACAP. For example, real estate and infrastructure joint ventures are inherently risky and may result in future losses since real estate markets are impacted by economic trends and government policies that we do not control. These joint ventures from time to time may borrow money to help finance their activities and, in some circumstances, we are required to provide guarantees of obligations of our affiliated entities. In addition, in connection with the investment activities of ACAP, we provide guarantees of obligations, including guarantees for completion of projects, repayment of debt, environmental indemnity obligations and other lender required guarantees.

AECOM Capital’s real estate development and investment activities are inherently risky and may result in a future loss.

ACAP’s real estate business involves managing, sponsoring, investing in and developing commercial real estate projects and joint ventures (Real Estate Joint Ventures) that are inherently risky and may result in future losses based on factors beyond our control, including economic trends, government policies and competition. Our SEC-registered investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and which also invests in and develops Real Estate Joint Ventures on behalf of its investors. Real Estate Joint Ventures rely on substantial amounts of third party borrowing to finance their development activities and the lenders of such financings typically require AECOM or an affiliate to provide completion guarantees, repayment guarantees, environmental indemnities and other lender required credit support guarantees to secure the Real Estate Joint Ventures financing. Although the Fund and such Real Estate Joint Ventures have reserves that will be used to share any cost overruns of the Real Estate Joint Ventures, if such reserves are depleted, then AECOM may be required to make support payments to fund non-budgeted cost overruns on behalf of the Fund (but not on behalf of the Fund’s co-partner or any unaffiliated limited partners of the Real Estate Joint Ventures). Some of the Fund’s limited partners have made additional equity co-investments in certain Real Estate Joint Ventures for which AECOM will provide support payments on behalf of the limited partner co-investor in the event of a cost overrun of the Real Estate Joint Ventures after additional specific reserves have been depleted. During fiscal 2024, the Company completed a transaction pursuant to which members of the AECOM Capital team transitioned to a new third – party platform and will provide investment advisory services relating to the AECOM Capital business pursuant to certain advisory agreements. The Company has implemented comprehensive policies and procedures to oversee the provisions of these advisory services; however, these changes will impact the Company’s ability to supervise the investment team’s activities.

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

Our services are subject to numerous environmental protection laws and regulations that are complex and stringent. Our business involves in part the planning, design, program management, construction management, and operations and maintenance at various sites, including but not limited to, nuclear facilities, hazardous waste and Superfund sites, hydrocarbon production, distribution and transport sites, and other infrastructure-related facilities. We also regularly perform work in and around sensitive environmental areas, such as rivers, lakes and wetlands. In addition, we have contracts in support of U.S. federal government entities to decontaminate and decommission nuclear facilities. These activities may require us to manage, handle, remove, treat, transport and dispose of toxic or hazardous substances.

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

Stakeholder expectations with respect to environmental, social and governance matters have been rapidly evolving and increasing. We risk damage to our reputation if we do not act responsibly in key areas including diversity and inclusion, environmental stewardship, support for local communities and corporate governance. A failure to adequately meet stakeholders’ expectations, including failing to meet client commitments and targets, may result in loss of business, and an inability to attract and retain customers and talented personnel, which could have a negative impact on our business, results of operations and financial condition, and potentially on the price of our common stock and cost of capital.

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

Because we have grown in part through acquisitions, goodwill represents a substantial portion of our assets, and was $3.5 billion as of September 30, 2024. Under generally accepted accounting principles in the United States, we are required to test goodwill carried in our consolidated balance sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors.

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

We have defined benefit pension plans for employees in the United States, United Kingdom, Canada, Australia, and Ireland. At September 30, 2024, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $134.0 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.

A multiemployer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies. Our collective bargaining agreements with unions require us to contribute to various multiemployer pension plans; however, we do not control or manage these plans. For the year ended September 30, 2024, we contributed $2.5 million to multiemployer pension plans. Under the Employee Retirement Income Security Act, an employer who contributes to a multiemployer pension plan, absent an applicable exemption, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan’s unfunded vested benefit. If we terminate or withdraw from a multiemployer plan, absent an applicable exemption (such as for some plans in the building and construction industry), we could be required to contribute a significant amount of cash to fund the multiemployer plan’s unfunded vested benefit, which could materially and adversely affect our financial results; however, since we do not control the multiemployer plans, we are unable to estimate any potential contributions that could be required.

We may experience disproportionately high levels of collection risk and nonpayment if clients in specific geographic areas or industries are adversely affected by factors particular to their geographic area or industry.

Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While no one client accounted for over 10% of our revenue for fiscal 2024, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services, or when we make equity investments in majority or minority controlled large-scale client projects and other long-term capital projects before the project completes operational status or completes its project financing. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues, results of operations or accounts receivable.

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

We provide services to the nuclear energy industry primarily related to decontamination and decommissioning of nuclear energy plants. Indemnification provisions under the Price-Anderson Act available to nuclear energy plant operators and contractors do not apply to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for the nuclear energy industry. If the Price-Anderson Act’s indemnification protection does not apply to our services or if our exposure occurs outside the U.S., our business and financial condition could be adversely affected either by our client’s refusal to retain us, by our inability to obtain commercially adequate insurance and indemnification, or by potentially significant monetary damages we may incur.

Our backlog of uncompleted projects under contract is subject to unexpected adjustments and cancellations and, thus may not accurately reflect future revenue and profits.

At September 30, 2024, backlog was approximately $37.4 billion. We reported transaction price allocated to remaining unsatisfied performance obligations (RUPO) of $19.8 billion, as described in Note 4, Revenue Recognition, in the notes to our consolidated financial statements. The most significant differences between our backlog and RUPO are backlog contains revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed and revenue related to service contracts that extend beyond the termination provisions of those contracts, where guidance for the calculation of RUPO requires us to assume the contract will be terminated at its earliest convenience. Accordingly, RUPO is $17.6 billion lower than backlog. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.

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

In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain, and we are regularly subject to audit by tax authorities. Although we believe that our tax estimates and tax positions are reasonable, they could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations.

The Organization for Economic Co-operation and Development (OECD), a global coalition of member countries, has developed a two-pillar framework to reform international taxation. The proposal aims to ensure that multinationals pay a minimum rate of tax on their foreign profits through the introduction of a global minimum tax among other provisions. The minimum tax will affect our financial statements beginning October 1, 2024 for those operations that are doing business in countries that have enacted the framework. The continued enactment by all OECD countries or by individual countries could result in additional income tax liability, but the timing and ultimate impact on our tax obligations are uncertain.

Due to the large scale of our U.S. and international business activities, many of these proposed changes, if enacted into law, could have an adverse impact on our worldwide effective tax rate, income tax expense and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We maintain a cybersecurity program designed to assess, identify and manage risks from cybersecurity threats that may result in adverse effects on the confidentiality, integrity and availability of our information systems. Dedicated security and information governance and compliance professionals administer the program with oversight by our senior management team.

We utilize a combination of technology controls, service providers, and processes to actively monitor and protect our network and systems. All employees are required to participate in a number of information security training and awareness programs on an annual basis, which include training on how to identify and report cyber risks and events.

We engage industry cybersecurity experts to evaluate and review our cybersecurity programs. These external reviews include regular audits, threat assessments, vulnerability scans, simulated attacks and other advice regarding information security practices. We regularly conduct incident response exercises with key stakeholders.

To manage risks associated with third-party service providers, we typically perform a cybersecurity assessment on new vendors before they are onboarded as a supplier. We conduct periodic reviews of these vendors to evaluate continued compliance with our policies and standards. We strive to ensure that our contracts with such vendors require them to maintain security controls in line with industry practices, applicable laws and our policies. We rely on vendors to notify us in a timely manner of significant cybersecurity incidents, by virtue of the documents governing their relationship with us or applicable law.

Governance

Our Board of Directors (“Board”) receives regular updates from management and external consultants which may address a broad range of cybersecurity and IT topics, including trends, regulatory developments, data security policies and practices, cybersecurity incidents, and ongoing efforts to further strengthen our security posture. Our Board reviews key metrics related to cybersecurity on a quarterly basis, and is notified of applicable cybersecurity incidents if and when they occur.

The Chief Information Security Officer (“CISO”) heads the cybersecurity program which includes personnel based in several of our global locations. Our CISO brings over 25 years of experience, which includes both consulting and practitioner roles, and maintains the following certifications: Certified Information System Security Professional (CISSP), Certified in Risk and Information Systems Control (CRISC), and Certified Information Security Manager (CISM). Our CISO reports to our Chief Information Officer, who meets with our Board at least annually to discuss cybersecurity risk and related topics.

Our CISO’s team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards and processes. The CISO receives ongoing updates from his team regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents.

In the event of a cybersecurity incident, we have a plan which sets forth a framework to report such incidents to our cybersecurity incident response team. This framework is designed with the goal of enabling the response team to take actions to monitor, mitigate and remediate such incidents in a timely manner. As part of this incident response plan, we have retainers in place with professional service firms to assist with cybersecurity incidents if needed.

Cybersecurity Risks, Threats and Material Incidents

While we are not aware of any cybersecurity incidents that have materially affected us through the date of this report, there can be no guarantee that we will not be the subject of future material cybersecurity incidents. Additional information on cybersecurity risks that we may face can be found in Item 1A – Risk Factors – of this Form 10-K.

ITEM 2. PROPERTIES

Our corporate offices are located in approximately 9,000 square feet of space at 13355 Noel Road, Dallas, Texas. Our other offices, including smaller administrative or project offices, consist of an aggregate of approximately 5.8 million square feet worldwide. Virtually all of our offices are leased. See Note 11 in the notes to our consolidated financial statements for information regarding our lease obligations. We may add additional facilities from time to time in the future as the need arises.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “ACM.” According to the records of our transfer agent, there were 1,369 stockholders of record as of November 15, 2024.

Unregistered Sales of Equity Securities

None.

Equity Compensation Plans

The following table presents certain information about shares of AECOM common stock that may be issued under our equity compensation plans as of September 30, 2024:

	Column A		Column B		Column C
Number of securities
remaining available
	Number of securities		Weighted‑average		for future
	to be issued		exercise price of		issuance under
	upon exercise		Outstanding		equity compensation
	of outstanding		options,		plans (excluding
	options, warrants,		warrants, and		securities reflected
Plan Category	and rights(1)		Rights		in Column A)
Equity compensation plans not approved by stockholders	N/A		N/A		N/A
Equity compensation plans approved by stockholders:
AECOM Stock Incentive Plans	1,466,288	(1)	38.72	(2)	11,707,195
AECOM Employee Stock Purchase Plan(3)	N/A		N/A		7,957,533
Total	1,466,288		$38.72		19,664,728
(1)

Includes 53,097 shares issuable upon the exercise of stock options, 753,848 shares issuable upon the vesting of Restricted Stock Units, and 659,343 shares issuable if specified performance targets are met under Performance Earnings Program Awards (PEP).

(2)	Weighted-average exercise price of outstanding options only.
(3)	Amounts only reflected in column (c) and include all shares available for future issuance and subject to outstanding rights.

Performance Measurement Comparison(1)

The following chart compares the cumulative total stockholder return of AECOM stock (ACM) with the cumulative total return of the S&P MidCap 400, and the S&P Mid Cap 400 Commercial & Professional Services Index, from September 27, 2019 to September 27, 2024.

We believe the S&P 400 MidCap is an appropriate independent broad market index, since it measures the performance of similar mid-sized companies in numerous sectors. In addition, we believe the S&P Mid Cap 400 Commercial & Professional Services Index is an appropriate third party published industry index since it measures the performance of professional services companies. During fiscal 2024, we determined that the S&P Mid Cap 400 Commercial & Professional Services Index is a more appropriate comparison than the prior S&P Composite 1500 Construction & Engineering Index due to the composition of the included companies given their size, comparable services, and lines of business.

Comparison of Cumulative Total Return
September 27th, 2019 - September 27th, 2024
2.50
2.00
1.50
1.00
0.50
0.00
-0.50
-1.00
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
AECOM
S&P Mid Cap 400
S&P Mid Cap 400 / Commercial and Professional Services

(1)	This section is not “soliciting material,” is not deemed “filed” with the SEC and is not incorporated by reference in any of our filings under the Securities Act or Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Stock Repurchase Program

The following table shows the repurchase activity for each of the three months ended September 30, 2024:

	Total Number		Total Number of Shares	Maximum Approximate Dollar
	of Shares	Average Price	Purchased as Part of Publicly	Value that May Yet Be Purchased
Fiscal Period	Purchased	Paid Per Share	Announced Plans or Programs	Under the Plans or Programs (1)
July 1 – 31, 2024	1,353,371	$89.48	1,353,371	$757,500,000
August 1 – 31, 2024	335,141	$91.15	335,141	$727,000,000
September 1 – 30, 2024	1,647,996	$101.04	1,647,996	$560,500,000
Total	3,336,508		3,336,508
(1)

On November 14, 2024, the Board approved an increase in the Company’s repurchase authorization up to an aggregate amount of $1.0 billion with no expiration date. Stock repurchase can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan.

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

Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2023 as “fiscal 2023” and the fiscal year ended September 30, 2024 as “fiscal 2024.” Fiscal years 2024, 2023, and 2022 each contained 52, 52, and 52 weeks, respectively, and ended on September 27, September 29, and September 30, respectively.

In this section, we discuss the results of our operations for the year ended September 30, 2024 compared to the year ended September 30, 2023. For a discussion on the year ended September 30, 2023 compared to the year ended September 30, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2023.

Overview

We are a leading global provider of professional infrastructure consulting and advisory services for governments, businesses and organizations throughout the world. We provide advisory, planning, consulting, architectural and engineering design, construction and program management services, and investment and development services to public and private clients worldwide in major end markets such as transportation, facilities, water, environmental, and energy.

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

●	Americas: Planning, advisory, consulting, architectural and engineering design, construction management and program management services to public and private clients in the United States, Canada, and Latin America in major end markets such as transportation, water, government, facilities, environmental, and energy.
●	International: Planning, advisory, consulting, architectural and engineering design services and program management to public and private clients in Europe, the Middle East, India, Africa and the Asia-Australia-Pacific regions in major end markets such as transportation, water, government, facilities, environmental, and energy.
●	AECOM Capital (ACAP): Primarily invests in and develops real estate projects.

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

At September 30, 2024, we had approximately $560.5 million remaining of the Board’s repurchase authorization. On November 13, 2024, the Board approved an increase in our stock repurchase authorization to $1.0 billion. We intend to deploy future available cash towards dividends and stock repurchases consistent with our returns driven capital allocation policy.

We have exited substantially all of our former self-perform at-risk construction businesses. As part of our ongoing plan to improve profitability and maintain a reduced risk profile, we continuously evaluate our geographic exposure.

We completed a transaction that transitioned the AECOM Capital team to a new third-party platform in the third quarter of fiscal 2024. The team will continue to support AECOM Capital’s investment vehicles pursuant to certain advisory agreements in a manner consistent with their current obligations.

Acquisitions

There was one business acquisition consummated during the year ended September 30, 2024, and there were no acquisitions consummated during the years ended September 30, 2023 and 2022.

All of our business acquisitions have been accounted for as business combinations and the results of operations of the acquired companies have been included in our consolidated results since the dates of the acquisitions.

Components of Income and Expense

	Year Ended September 30,
	2024	2023	2022	2021	2020

	(in millions)
Other Financial Data:
Revenue	$16,105	$14,378	$13,148	$13,341	$13,240
Cost of revenue	15,021	13,433	12,300	12,543	12,530
Gross profit	1,084	945	848	798	710
Equity in earnings (losses) of joint ventures	2	(279)	54	35	49
General and administrative expenses	(160)	(154)	(147)	(155)	(190)
Restructuring costs	(99)	(188)	(108)	(48)	(188)
Income from operations	$827	$324	$647	$630	$381

Revenue

We generate revenue primarily by providing planning, consulting, advisory, architectural and engineering design, construction management and program management services to public and private clients around the world. Our revenue consists of both services provided by our employees and pass-through revenues from subcontractors and other direct costs. We generally recognize revenue over time as performance obligations are satisfied and control over promised goods or services are transferred to our customers. We generally measure progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred.

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

Restructuring Costs

Restructuring costs are comprised of personnel and other costs, real estate costs, and costs associated with business exits primarily related to actions that are expected to deliver continued margin expansion and operating efficiencies.

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

Undistributed Non-U.S. Earnings. The results of our operations outside of the United States are consolidated for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic U.S. taxable income only when actually or constructively received. No deferred taxes have been provided on the undistributed gross book-tax basis differences of our non-U.S. operations of approximately $1.2 billion because we have the ability to and intend to permanently reinvest these basis differences overseas. If we were to repatriate these basis differences, additional taxes could be due at that time.

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

Pension Benefit Obligations

A number of assumptions are necessary to determine our pension liabilities and net periodic costs. These liabilities and net periodic costs are sensitive to changes in those assumptions. The assumptions include discount rates, long-term rates of return on plan assets and inflation levels limited to the United Kingdom and are generally determined based on the current economic environment in each host country at the end of each respective annual reporting period. We evaluate the funded status of each of our retirement plans using these current assumptions and determine the appropriate funding level considering applicable regulatory requirements, tax deductibility, reporting considerations and other factors. Based upon current assumptions, we expect to contribute $24.2 million to our international plans in fiscal 2025. Our required minimum contributions for our U.S. qualified plans are not significant. In addition, we may make additional discretionary contributions. We currently expect to contribute $11.2 million to our U.S. plans (including benefit payments to nonqualified plans and postretirement medical plans) in fiscal 2025. If the discount rate was reduced by 25 basis points, plan liabilities would increase by approximately $30.7 million. If the discount rate and return on plan assets were reduced by 25 basis points, plan expense would decrease by approximately $0.4 million and increase by approximately $2.8 million, respectively. If inflation increased by 25 basis points, plan liabilities in the United Kingdom would increase by approximately $15.1 million and plan expense would increase by approximately $0.9 million.

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

Between September 30, 2023 and September 30, 2024, the aggregate worldwide pension deficit decreased from $165.3 million to $134.0 million due to an increase in the actual return on plan assets partially offset by decreased discount rates. If the various plans do not experience future investment gains to reduce this shortfall, the deficit will be reduced by additional contributions.

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

Fiscal year ended September 30, 2024 compared to the fiscal year ended September 30, 2023

Consolidated Results

	Fiscal Year Ended		Change
	September 30,	September 30,
	2024	2023	$	%

	($ in millions)
Revenue	$16,105.5	$14,378.5	$1,727.0	12.0%
Cost of revenue	15,021.2	13,433.0	1,588.2	11.8
Gross profit	1,084.3	945.5	138.8	14.7
Equity in earnings (losses) of joint ventures	2.1	(279.4)	281.5	(100.8)
General and administrative expenses	(160.1)	(153.6)	(6.5)	4.2
Restructuring cost	(98.9)	(188.4)	89.5	(47.5)
Income from operations	827.4	324.1	503.3	155.3
Other income	17.6	8.3	9.3	112.0
Interest income	58.6	40.3	18.3	45.4
Interest expense	(185.4)	(159.3)	(26.1)	16.4
Income from continuing operations before taxes	718.2	213.4	504.8	236.6
Income tax expense from continuing operations	153.0	56.1	96.9	172.7
Net income from continuing operations	565.2	157.3	407.9	259.3
Net loss from discontinued operations	(105.0)	(57.2)	(47.8)	83.6
Net income	460.2	100.1	360.1	359.7
Net income attributable to noncontrolling interests from continuing operations	(59.3)	(43.2)	(16.1)	37.3
Net (loss) income attributable to noncontrolling interests from discontinued operations	1.4	(1.6)	3.0	(187.5)
Net income attributable to noncontrolling interests	(57.9)	(44.8)	(13.1)	29.2
Net income attributable to AECOM from continuing operations	505.9	114.1	391.8	343.4
Net loss attributable to AECOM from discontinued operations	(103.6)	(58.8)	(44.8)	76.2
Net income attributable to AECOM	$402.3	$55.3	$347.0	627.5%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2024	2023
Revenue	100.0%	100.0%
Cost of revenue	93.3	93.4
Gross profit	6.7	6.6
Equity in earnings (losses) of joint ventures	0.0	(1.9)
General and administrative expenses	(1.0)	(1.1)
Restructuring costs	(0.6)	(1.3)
Income from operations	5.1	2.3
Other income	0.1	0.1
Interest income	0.4	0.3
Interest expense	(1.1)	(1.2)
Income from continuing operations before taxes	4.5	1.5
Income tax expense from continuing operations	1.0	0.4
Net income from continuing operations	3.5	1.1
Net loss from discontinued operations	(0.6)	(0.4)
Net income	2.9	0.7
Net income attributable to noncontrolling interests from continuing operations	(0.4)	(0.3)
Net (loss) income attributable to noncontrolling interests from discontinued operations	0.0	0.0
Net income attributable to noncontrolling interests	(0.4)	(0.3)
Net income attributable to AECOM from continuing operations	3.1	0.8
Net loss attributable to AECOM from discontinued operations	(0.6)	(0.4)
Net income attributable to AECOM	2.5%	0.4%

Revenue

Our revenue for the year ended September 30, 2024 increased $1,727.0 million, or 12.0%, to $16,105.5 million as compared to $14,378.5 million for the corresponding period last year.

Revenue increased across most of our end markets as a result of increased investment by large, publicly financed, global infrastructure programs including the Infrastructure Investment and Jobs Act in the U.S. and similar large programs in our largest end markets globally. Our Water end market has been benefiting from increased investment to address drought, flooding, and drinking water scarcity. Our Transportation end market has been benefitting from incremental surface and transit investments across the globe, while our Environment end market has been benefiting from infrastructure that requires permitting and compliance, as well as investments in energy. Our Facilities end market has been benefiting from positive trends in asset maintenance repositioning and demand for modern, efficient facilities. The quantification of the impact of these trends by end market is noted within our Americas and International reportable segments discussion below, where applicable, and represents substantially all of our revenue change.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because these pass-through revenues can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Pass-through revenues for the years ended September 30, 2024 and 2023 were $8.9 billion and $7.7 billion, respectively. Pass-through revenue as a percentage of total revenue was 56% and 53% during the year ended September 30, 2024 and 2023, respectively.

Cost of Revenue

Our cost of revenue increased to $15,021.2 million for the year ended September 30, 2024 compared to $13,433.0 million for the corresponding period last year, an increase of $1,588.2 million, or 11.8%.

Substantially all of the change in our cost of revenue for the year ended September 30, 2024 occurred in our Americas and International reportable segments, which is discussed in more detail below.

Gross Profit

Our gross profit for the year ended September 30, 2024 increased $138.8 million, or 14.7%, to $1,084.3 million as compared to $945.5 million for the corresponding period last year. For the year ended September 30, 2024, gross profit, as a percentage of revenue, increased to 6.7% from 6.6% in the year ended September 30, 2023.

Gross profit changes were due to the reasons noted in Americas and International reportable segments below.

Equity in Earnings (Losses) of Joint Ventures

Our equity in earnings of joint ventures for the year ended September 30, 2024 was $2.1 million as compared to equity in loss of $279.4 million in the corresponding period last year.

The increase in equity in earnings of joint ventures for the year ended September 30, 2024 compared to the same period in the prior year was primarily due to impairment losses recorded by our AECOM Capital segment in fiscal 2023 that did not repeat to the same extent in fiscal 2024.

General and Administrative Expenses

Our general and administrative expenses for the year ended September 30, 2024 increased $6.5 million, or 4.2%, to $160.1 million as compared to $153.6 million for the corresponding period last year. For the year ended September 30, 2024, general and administrative expenses as a percentage of revenue decreased to 1.0% from 1.1% for the corresponding period last year.

Restructuring Costs

Restructuring costs are comprised of personnel costs, real estate costs, and costs associated with business exits. During fiscal year ended September 30, 2024, we incurred total restructuring expenses of $98.9 million primarily related to costs incurred to continue to align our real estate portfolio with our employee flexibility initiatives, continue our exit of certain countries in Southeast Asia, drive support function efficiency, and reduce our risk profile. During fiscal year ended September 30, 2023, we incurred total restructuring expenses of $188.4 million, primarily related to actions taken to align our real estate portfolio with our employee flexibility initiatives and costs incurred in preparation for the exit of specific countries in Southeast Asia.

Other Income

Our other income for the year ended September 30, 2024 increased to $17.6 million from $8.3 million for the corresponding period last year.

The increase in other income for the year ended September 30, 2024 was primarily due to the increase in fair value of our investments measured at fair value.

Interest Income

Our interest income for the year ended September 30, 2024 increased to $58.6 million from $40.3 million for the corresponding period last year.

The increase in interest income for the year ended September 30, 2024 was primarily due to an increase in our interest-bearing assets.

Interest Expense

Our interest expense for the year ended September 30, 2024 was $185.4 million as compared to $159.3 million for the corresponding period last year.

The increase in interest expense for the year ended September 30, 2024 was primarily due to an increase in our debt as well as $7.6 million in financing charges recorded in fiscal 2024 related to the New Credit Facilities, defined below.

Income Tax Expense

Our income tax expense for the year ended September 30, 2024 was $152.9 million compared to $56.1 million for the year ended September 30, 2023. The increase in tax expense for the current period compared to the corresponding period last year was due primarily to the tax impact of an increase in pre-tax income of $504.8 million, an increase in tax benefit of $29.2 million related to changes in valuation allowances, an increase in tax expense of $20.2 million related to the sale of ACAP investments, a decrease in tax expense of $15.6 million related to foreign residual income, an increase in tax expense of $10.0 million related to nondeductible costs, and an increase in tax expense of $9.1 million related to uncertain tax positions.

During fiscal 2024, we recorded an increase in tax benefit of $38.4 million related to state income taxes due to apportionment factor changes for fiscal years 2016 through 2023. This benefit was partially offset by an increase in tax expense of $23.0 million related to uncertain tax positions.

During fiscal 2024, we sold certain ACAP investments and recorded a reduction in valuation allowances of $21.0 million and a reduction in deferred tax assets of $20.2 million. In addition, we recorded a valuation allowance of $9.3 million related to the remaining ACAP investments.

During fiscal 2024, we approved a tax planning strategy and restructured certain operations in Canada which resulted in a release of a valuation allowance related to net operating losses and other deferred tax assets of $11.7 million. We are now forecasting the utilization of the net operating losses within the foreseeable future. The positive evidence was evaluated against any negative evidence to determine the valuation allowance was no longer needed.

During fiscal 2024, we settled the tax audit in Hong Kong for fiscal year 2011 through fiscal year 2021 and recorded a tax benefit of $6.9 million due primarily to changes in uncertain tax positions.

During fiscal 2023, valuation allowances in the amount of $21.0 million related to the ACAP impairment charge were established for the portion of the charge that is not expected to be realized.

During fiscal 2022, valuation allowances in the amount of $21.9 million primarily related to net operating losses in certain foreign entities were released due to sufficient positive evidence. The positive evidence included a realignment of our global transfer pricing methodology which resulted in forecasting the utilization of the net operating losses within the foreseeable future.

The OECD has introduced the Base Erosion and Profit Shifting (BEPS) 2.0 framework which includes Pillar 2. Pillar 2 introduces a 15% global minimum tax for large multinational enterprises in each of the jurisdictions that they operate. Many countries have enacted the Pillar 2 global minimum tax regime including some countries where we operate. The implementation of Pillar 2 will affect our financial statements beginning October 1, 2024. Based on our current analysis, we do not expect the implementation of Pillar 2 to have a material impact on our financial statements. The company is actively monitoring developments related to Pillar 2 and will continue to assess the potential impact.

We are currently under tax audit in several jurisdictions including the U.S. where our federal income tax returns for fiscal 2017 through 2020 are being examined by the IRS. Disputes can arise with tax authorities involving issues related to the timing of deductions, the calculation and use of credits, and the taxation of income in various tax jurisdictions because of differing interpretations or application of tax laws, regulations, and relevant facts. The IRS is currently auditing certain tax credits and the methodology for calculating the credits. While we have historically been able to sustain the credits in previous audit cycles without adjustment, we believe it’s reasonably possible there could be an adjustment to the liability for uncertain tax positions within the next twelve months related to this matter. However, given the early stages of the audit of these credits, we are not able to reasonably estimate the range of potential outcomes.

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

Net loss from discontinued operations was $105.0 million for the year ended September 30, 2024 and net loss was $57.2 million for the year ended September 30, 2023, an increase of $47.8 million. The increase in net loss from discontinued operations for the year ended September 30, 2024 was primarily due to revisions of estimated contingent consideration related to the sale of our civil infrastructure construction business that did not occur to the same extent in fiscal 2023.

Net Income Attributable to AECOM

The factors described above resulted in the net income attributable to AECOM of $402.3 million for the year ended September 30, 2024, as compared to the net income attributable to AECOM of $55.3 million for the year ended September 30, 2023.

Results of Operations by Reportable Segment

Americas

	Fiscal Year Ended
	September 30,	September 30,	Change
	2024	2023	$	%

	( in millions)
Revenue	$12,485.7	$10,975.7	$1,510.0	13.8%
Cost of revenue	11,726.6	10,276.0	1,450.6	14.1
Gross profit	$759.1	$699.7	$59.4	8.5%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2024	2023
Revenue	100.0%	100.0%
Cost of revenue	93.9	93.6
Gross profit	6.1%	6.4%

Revenue

Revenue for our Americas segment for the year ended September 30, 2024 increased $1,510.0 million, or 13.8%, to $12,485.7 million as compared to $10,975.7 million for the corresponding period last year.

The increase in revenue for the year ended September 30, 2024 was driven by organic growth and an increase in pass-through revenues of $1,224.4 million due to a higher proportion of contracts requiring us to subcontract work on behalf of our clients and revenue from increased project activity in the Americas, including growth in our Transportation end market of $224.2 million, or 11.2%, and Water and Environment end markets of $194.8 million, or 10.1%, compared to the corresponding period last year, which have benefited from the end market trends discussed in the consolidated revenue section above.

Cost of Revenue

Cost of revenue for our Americas segment for the year ended September 30, 2024 increased by $1,450.6 million, or 14.1%, to $11,726.6 million compared to $10,276.0 million for the corresponding period last year.

The increase in cost of revenue for the year ended September 30, 2024 was consistent with the increases in revenue. The increase in cost of revenue for the year ended September 30, 2024 was due to an increase in subcontractor and other direct costs of $1,224.4 million due to a higher proportion of contracts requiring us to subcontract work on behalf of our clients, with the balance of the increases due to higher labor volume compared to the same periods in the prior year.

Gross Profit

Gross profit for our Americas segment for the year ended September 30, 2024 increased $59.4 million, or 8.5%, to $759.1 million as compared to $699.7 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 6.1% of revenue for the year ended September 30, 2024 from 6.4% in the corresponding period last year.

The increase in gross profit for the year ended September 30, 2024 was primarily due to revenue growth and delivery efficiencies realized from cost reductions. In addition, underlying revenue, excluding pass-through revenues, increased as noted above. The decrease in gross profit as a percentage of revenue was due to an increase in pass-through revenues for the year ended September 30, 2024 as compared to last year.

International

	Fiscal Year Ended
	September 30,	September 30,	Change
	2024	2023	$	%

	(in millions)
Revenue	$3,618.4	$3,402.1	$216.3	6.4%
Cost of revenue	3,294.6	3,157.0	137.6	4.4
Gross profit	$323.8	$245.1	$78.7	32.1%

The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30,	September 30,
	2024	2023
Revenue	100.0%	100.0%
Cost of revenue	91.1	92.8
Gross profit	8.9%	7.2%

Revenue

Revenue for our International segment for the year ended September 30, 2024 increased $216.3 million, or 6.4%, to $3,618.4 million as compared to $3,402.1 million for the corresponding period last year.

The increase in revenue for the year ended September 30, 2024 was primarily due to growth in Europe of $104.5 million and the Middle East of $133.3 million compared to the corresponding period last year. Growth was led by our Facilities, Water and Environment, and Transportation end markets, which increased $119.2 million, or 9.0%, $52.7 million, or 7.3%, and $31.5 million, or 2.5%, respectively, compared to the corresponding period last year, which have benefited from the end market trends discussed in the consolidated revenue section above.

Cost of Revenue

Cost of revenue for our International segment for the year ended September 30, 2024 increased $137.6 million, or 4.4%, to $3,294.6 million as compared to $3,157.0 million for the corresponding period last year.

The increase in cost of revenue for the year ended September 30, 2024 was consistent with the increase in revenue and was due to increases in subcontractor and other direct costs of $40.4 million and labor expenses of $97.1 million.

Gross Profit

Gross profit for our International segment for the year ended September 30, 2024 increased $78.7 million, or 32.1%, to $323.8 million as compared to $245.1 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 8.9% of revenue for the year ended September 30, 2024 from 7.2% in the corresponding period last year.

The increase in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2024 were primarily due to an increase in revenue and reduced costs resulting from ongoing exiting of lower margin countries, ongoing investments to expand enterprise capability centers, shared service centers, and delivery efficiencies.

AECOM Capital

	Fiscal Year Ended
	September 30,	September 30,	Change
	2024	2023	$	%

	(in millions)
Revenue	$1.4	$0.7	$0.7	100.0%
Equity in losses of joint ventures	$(26.9)	$(303.9)	$277.0	(91.1)
General and administrative expenses	$(15.0)	$(12.6)	$(2.4)	19.0%

Equity in losses of joint ventures for the year ended September 30, 2024 decreased $277.0 million, or 91.1%, to $26.9 million compared to a loss of $303.9 million for the corresponding period last year. The change in equity in losses of joint ventures for the year ended September 30, 2024 was primarily due to impairment losses recognized in the fiscal 2023 that did not repeat to the same extent in fiscal 2024.

The increase of $2.4 million in general and administrative expenses for the year ended September 30, 2024 compared to the corresponding period last year was due to nonrecurring expenses related to the evaluation of strategic options and the transition of the AECOM Capital business to a third-party platform.

Liquidity and Capital Resources

Cash Flows

Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of common stock, dividend payments, and refinancing or repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next twelve months. We expect to spend approximately $45 million for restructuring in fiscal 2025 associated with restructuring actions taken in prior periods that are expected to deliver continued margin improvement and efficiencies.

Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At September 30, 2024, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and, therefore, we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At September 30, 2024, cash and cash equivalents, including cash and cash equivalents included in current assets held for sale, were $1,584.9 million, an increase of $322.7 million, or 25.6%, from $1,262.2 million at September 30, 2023. The increase in cash and cash equivalents was primarily attributable to $320.1 million in net cash proceeds pursuant to Amendment No. 14 of the Credit Agreement.

Net cash provided by operating activities was $827.5 million for the year ended September 30, 2024 as compared to $696.0 million for the year ended September 30, 2023. The change was primarily attributable to an increase in net income of approximately $360.1 million, offset by a decrease in cash provided by working capital of approximately $200.4 million and a decrease in adjustments for non-cash items of approximately $28.2 million. The sale of trade receivables to financial institutions included in operating cash flows increased $32.7 million during the year ended September 30, 2024 compared to the year ended September 30, 2023. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.

Net cash used in investing activities was $210.6 million for the year ended September 30, 2024, as compared to $138.2 million for the year ended September 30, 2023. The change was primarily attributable to an increase in cash payments for capital expenditures of approximately $14.0 million, cash paid for a business acquisition, net of cash acquired of $18.7 million, and $21.0 million cash funded pursuant to the revolving credit facility with the counterparty to our sale of the civil infrastructure construction business.

Net cash used in financing activities was $295.5 million for the year ended September 30, 2024, as compared to $472.9 million for the year ended September 30, 2023. The change from the prior year was primarily attributable to $320.1 million in net cash proceeds pursuant to Amendment No. 14 of the Credit Agreement, offset by a $101.1 million increase in stock repurchases under our stock repurchase program, and a $19.0 million increase in dividends paid. Total borrowings under our Credit Agreement may vary during the period as we regularly draw and repay amounts to fund working capital.

Working Capital

Working capital, or current assets less current liabilities, increased $482.8 million, or 151.3%, to $802.0 million at September 30, 2024 from $319.2 million at September 30, 2023. Net accounts receivable and contract assets, net of contract liabilities, increased to $3,301.4 million at September 30, 2024 from $2,880.8 million at September 30, 2023.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 70 days at September 30, 2024 compared to 65 days at September 30, 2023.

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

Debt

Debt consisted of the following:

	September 30,	September 30,
	2024	2023

	(in millions)
Credit Agreement	$1,446.6	$1,119.8
2027 Senior Notes	997.3	997.3
Other debt	95.9	100.2
Total debt	2,539.8	2,217.3
Less: Current portion of debt and short-term borrowings	(66.9)	(89.5)
Less: Unamortized debt issuance costs	(22.6)	(14.4)
Long-term debt	$2,450.3	$2,113.4

The following table presents, in millions, scheduled maturities of our debt as of September 30, 2024:

Fiscal Year
2025	$66.9
2026	27.1
2027	1,016.5
2028	9.6
2029	756.8
Thereafter	662.9
Total	$2,539.8

Credit Agreement

On April 19, 2024, we entered into Amendment No. 14 to Syndicated Facility Agreement (as amended, modified or otherwise supplemented, the “Credit Agreement”), pursuant to which we obtained a new $1,500,000,000 revolving credit facility (the “New Revolving Credit Facility”), a new $750,000,000 term loan A facility (the “New Term A Facility” and, together with the New Revolving Credit Facility, the “New Pro Rata Facilities”) and a new $700,000,000 term loan B facility (the “New Term B Facility” and, together with the New Pro Rata Facilities, the “New Credit Facilities”). The New Revolving Credit Facility and the New Term A Facility mature on April 19, 2029. The New Term B Facility matures on April 19, 2031. The New Term A Facility and the New Term B Facility were borrowed in full on April 19, 2024 in U.S. dollars. Loans under the New Revolving Credit Facility may be borrowed, and letters of credit thereunder may be issued, in U.S. dollars or in certain foreign currencies. The New Credit Facilities replace in full our existing revolving credit facility (the “Original Revolving Credit Facility”), term loan A facility and term loan B facility, and borrowings under the New Credit Facilities were used to refinance in full our existing credit facilities and for general corporate purposes. The Credit Agreement permits us to designate certain of our subsidiaries as additional co-borrowers from time to time. Currently, there are no co-borrowers under the New Credit Facilities. On October 29, 2024, we entered into Amendment No. 15 to Syndicated Facility Agreement, pursuant to which we reduced the interest rate spread applicable to our New Term B Facility.

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

Borrowings under the New Term B Facility, after giving effect to Amendment No. 15 to Syndicated Facility Agreement, bear interest at a rate per annum equal to, at our option, (a) a Term SOFR rate (with a 0% floor and a SOFR adjustment of 0%) or (b) a base rate (with a 0% floor), in each case, plus an applicable margin of 1.75% in the case of the Term SOFR rate and 0.75% in the case of the base rate.

Certain of our material subsidiaries (the “Guarantors”) have guaranteed our obligations of the borrowers under the Credit Agreement, subject to certain exceptions. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of our assets and the Guarantors’ assets, subject to certain exceptions.

The Credit Agreement contains customary negative covenants that include, among other things, limitations on our ability and certain of our subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of our respective assets and transact with affiliates. We are also required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenant”). The Financial Covenant does not apply to the New Term B Facility. As of September 30, 2024, we were in compliance with the covenants of the Credit Agreement.

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

At September 30, 2024 and September 30, 2023, letters of credit totaled $4.4 million and $4.4 million, respectively, under our New Revolving Credit Facility and Original Revolving Credit Facility, respectively. As of September 30, 2024 and September 30, 2023, we had $1,495.6 million and $1,145.6 million, respectively, available under our New Revolving Credit Facility and Original Revolving Credit Facility, respectively.

2027 Senior Notes

On February 21, 2017, we completed a private placement offering of $1,000,000,000 aggregate principal amount of our unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, we completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of September 30, 2024, the estimated fair value of the 2027 Senior Notes was approximately $997.3 million. The fair value of the 2027 Senior Notes as of September 30, 2024 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

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

We were in compliance with the covenants relating to the 2027 Senior Notes as of September 30, 2024.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans and unsecured credit facilities. The unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2024 and 2023, these outstanding standby letters of credit totaled $934.5 million and $878.9 million, respectively. As of September 30, 2024, we had $389.8 million available under these unsecured credit facilities.

Effective Interest Rate

Our average effective interest rate on our total debt, including the effects of the interest rate swap and interest rate cap agreements during the years ended September 30, 2024, 2023 and 2022 was 5.6%, 5.3% and 3.8%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the years ended September 30, 2024, 2023 and 2022 of $7.6 million, $4.9 million and $4.9 million, respectively.

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

Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of September 30, 2024, there was approximately $938.9 million including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At September 30, 2024, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $134.0 million. The total amounts of employer contributions paid for the year ended September 30, 2024 were $11.9 million for U.S. plans and $25.1 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third-party multiemployer plans that we do not control or manage. For the year ended September 30, 2024, we contributed $2.5 million to multiemployer pension plans.

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

The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of September 30, 2024 and for the twelve months then ended.

Condensed Combined Balance Sheets

Parent and Subsidiary Guarantors

(unaudited - in millions)

September 30, 2024
Current assets	$3,405.2
Non-current assets	3,033.6
Total assets	$6,438.8

Current liabilities	$2,918.1
Non-current liabilities	2,913.0
Total liabilities	5,831.1

Total stockholders’ equity	607.7
Total liabilities and stockholders’ equity	$6,438.8

Condensed Combined Statement of Operations

Parent and Subsidiary Guarantors

(unaudited - in millions)

For the twelve months ended
September 30, 2024
Revenue	$8,395.4
Cost of revenue	7,831.1
Gross profit	564.3

Net income from continuing operations	128.3
Net loss from discontinued operations	—
Net income	$128.3

Net income attributable to AECOM	$128.3

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

In the ordinary course of business, we may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of our affiliates, partnerships and joint ventures. The Company’s unsecured credit arrangements are used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2024 and September 30, 2023, these outstanding standby letters of credit totaled $934.5 million and $878.9 million, respectively. As of September 30, 2024, the Company had $389.8 million available under these unsecured credit facilities. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. We may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, we may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.

At September 30, 2024, we were contingently liable in the amount of approximately $938.9 million in issued standby letters of credit and $5.1 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, we enter into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

Our investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which we indirectly hold an equity interest and have an ongoing capital commitment to fund investments. At September 30, 2024, we have capital commitments of $5.9 million to the Fund over the next 4 years.

In addition, in connection with the investment activities of AECOM Capital, we provide guarantees of certain contractual obligations, including guarantees for completion of projects, limited debt repayment, environmental indemnity obligations and other lender required guarantees.

In February 2024, we were informed of a potential liability as one of the indemnitors on a divested business’ surety bonds. We do not have sufficient information to determine the range of potential impacts, however, it is reasonably possible that we may incur additional costs related to these bonds.

In connection with the resolution of contingencies related to the sale of the civil infrastructure construction business, we agreed to act as an additional guarantor on the counterparty’s existing debt, which matured on September 30, 2024.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commercial commitments as of September 30, 2024:

		Less than	One to	Three to	More than
Contractual Obligations and Commitments	Total	One Year	Three Years	Five Years	Five Years

	(in millions)
Debt	$2,539.8	$66.9	$1,043.6	$766.4	$662.9
Interest on debt	801.3	169.5	336.6	223.2	72.0
Operating leases	756.2	164.4	239.3	165.4	187.1
Pension funding obligations(1)	35.4	35.4	—	—	—
Total contractual obligations and commitments	$4,132.7	$436.2	$1,619.5	$1,155.0	$922.0
(1)	Represents expected fiscal 2025 contributions to fund our defined benefit pension and other postretirement plans. Contributions beyond one year have not been included as amounts are not determinable.

New Accounting Pronouncements and Changes in Accounting

In November 2023, the Financial Accounting Standards Board (FASB) amended the guidance of Accounting Standards Codification (ASC) 280, Segment Reporting, requiring public entities to disclose significant segment expenses and other segment items on an annual and interim basis. The new guidance is effective for the Company for its interim period ending December 31, 2025, with early adoption permitted. We are currently evaluating the impact that the adoption of this new guidance will have on our financial statement presentation.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance the income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. The update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments are effective for the Company’s annual periods beginning October 1, 2025, with early adoption permitted. We are currently evaluating the impact that the adoption of this new guidance will have on our financial statement presentation.

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

Interest Rates

Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 30, 2024 and 2023, we had $1,446.6 million and $1,119.8 million, respectively, in outstanding borrowings under our term credit agreements and our revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.125% to 1.00% and the applicable margin that is added to borrowings in the Term SOFR rate can range from 1.125% to 2.00%. For the year ended September 30, 2024, our weighted average floating rate borrowings were $1,662.9 million, or $962.9 million excluding borrowings with effective fixed interest rates due to interest rate swap and interest rate cap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the year ended September 30, 2024 would have increased by $9.6 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AECOM

Index to Consolidated Financial Statements

September 30, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AECOM

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AECOM (the Company) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 19, 2024 expressed an unqualified opinion thereon.

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

For the year ended September 30, 2024, contract revenues recognized by the Company were $16.1 billion. Contract revenues include $3.7 billion which relate to fixed price contracts and $6.0 billion which relate to guaranteed maximum price contracts. As described in Note 4 of the consolidated financial statements, the Company generally recognizes revenues for these contracts over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred. In addition, the Company’s estimate of transaction price includes variable consideration associated with claims only to the extent that a significant reversal would not be probable.

Recognition of revenue and profit over time as performance obligations are satisfied for long-term fixed price and guaranteed maximum price contracts is highly judgmental as it requires the Company to prepare estimates of total contract revenue and total contract costs, including costs to complete in-process contracts. These estimates are dependent upon a number of factors, including the accuracy of estimates made at the balance sheet date, such as engineering progress, material quantities, the achievement of milestones, penalty provisions, labor productivity and cost estimates.

As of September 30, 2024, the Company has recorded revenue related to claims and reported related contract assets and other non-current assets on the consolidated balance sheet. Revenue recognition relating to claims is highly judgmental as the amount has not been approved by the customer and it requires the Company to prepare estimates of amounts expected to be recovered. Changes in recovery estimates can have a material effect on the amount of revenue recognized.

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

To test revenue recognized relating to claims, we selected a sample of projects and evaluated the estimates made by management by reviewing documentation from management’s specialists and legal counsel to support the amount of the claim. We also tested management’s estimation process by performing a lookback analysis to evaluate claims settled in the current year compared to management’s prior year estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990.

Los Angeles, California

November 19, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AECOM

Opinion on Internal Control Over Financial Reporting

We have audited AECOM’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AECOM (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated November 19, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

November 19, 2024

AECOM

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	September 30,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,316,945	$1,030,447
Cash in consolidated joint ventures	263,932	229,759
Total cash and cash equivalents	1,580,877	1,260,206
Accounts receivable—net	2,793,307	2,544,453
Contract assets	1,806,458	1,525,051
Prepaid expenses and other current assets	758,693	730,145
Current assets held for sale	77,224	95,221
Income taxes receivable	159,500	14,435
TOTAL CURRENT ASSETS	7,176,059	6,169,511
PROPERTY AND EQUIPMENT—NET	354,377	382,638
DEFERRED TAX ASSETS—NET	326,685	439,604
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	138,067	139,236
GOODWILL	3,480,155	3,418,930
INTANGIBLE ASSETS—NET	6,932	17,769
OTHER NON-CURRENT ASSETS	147,228	218,666
OPERATING LEASE RIGHT-OF-USE ASSETS	432,166	447,044
TOTAL ASSETS	$12,061,669	$11,233,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$3,080	$3,085
Accounts payable	2,560,122	2,190,755
Accrued expenses and other current liabilities	2,385,731	2,287,546
Income taxes payable	27,418	48,161
Contract liabilities	1,298,327	1,188,742
Current liabilities held for sale	35,559	45,625
Current portion of long-term debt	63,844	86,369
TOTAL CURRENT LIABILITIES	6,374,081	5,850,283
OTHER LONG-TERM LIABILITIES	156,406	123,846
OPERATING LEASE LIABILITIES, NON-CURRENT	510,573	548,851
LONG-TERM LIABILITIES HELD FOR SALE	—	792
DEFERRED TAX LIABILITY-NET	27,509	16,960
PENSION BENEFIT OBLIGATIONS	172,360	195,586
LONG-TERM DEBT	2,450,330	2,113,369
TOTAL LIABILITIES	9,691,259	8,849,687

COMMITMENTS AND CONTINGENCIES (Note 18)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of September 30, 2024 and 2023; issued and outstanding 132,552,407 and 136,210,883 shares as of September 30, 2024 and 2023, respectively	1,326	1,362
Additional paid-in capital	4,347,197	4,241,523
Accumulated other comprehensive loss	(882,671)	(926,577)
Accumulated deficits	(1,281,647)	(1,103,976)
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,184,205	2,212,332
Noncontrolling interests	186,205	171,379
TOTAL STOCKHOLDERS’ EQUITY	2,370,410	2,383,711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,061,669	$11,233,398

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Operations

(in thousands, except per share data)

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2024	2023	2022
Revenue	$16,105,498	$14,378,461	$13,148,182
Cost of revenue	15,021,157	13,432,996	12,300,208
Gross profit	1,084,341	945,465	847,974

Equity in (losses) earnings of joint ventures	2,124	(279,352)	53,640
General and administrative expenses	(160,105)	(153,575)	(147,309)
Restructuring costs	(98,918)	(188,404)	(107,501)
Income from operations	827,442	324,134	646,804

Other income	17,570	8,357	5,942
Interest income	58,560	40,251	8,210
Interest expense	(185,420)	(159,342)	(110,274)
Income from continuing operations before taxes	718,152	213,400	550,682
Income tax expense for continuing operations	152,900	56,052	136,051
Net income from continuing operations	565,252	157,348	414,631
Net loss from discontinued operations	(104,997)	(57,207)	(79,929)
Net income	460,255	100,141	334,702

Net income attributable to noncontrolling interests from continuing operations	(59,322)	(43,262)	(25,521)
Net income (loss) attributable to noncontrolling interests from discontinued operations	1,333	(1,547)	1,430
Net income attributable to noncontrolling interests	(57,989)	(44,809)	(24,091)

Net income attributable to AECOM from continuing operations	505,930	114,086	389,110
Net loss attributable to AECOM from discontinued operations	(103,664)	(58,754)	(78,499)
Net income attributable to AECOM	$402,266	$55,332	$310,611

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$3.73	$0.82	$2.76
Basic discontinued operations per share	$(0.76)	$(0.42)	$(0.55)
Basic earnings per share	$2.97	$0.40	$2.21

Diluted continuing operations per share	$3.71	$0.81	$2.73
Diluted discontinued operations per share	$(0.76)	$(0.42)	$(0.55)
Diluted earnings per share	$2.95	$0.39	$2.18

Weighted average shares outstanding:
Basic	135,544	138,614	140,768
Diluted	136,453	140,109	142,696

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2024	2023	2022
Net income	$460,255	$100,141	$334,702

Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivatives, net of tax	(23,290)	2,165	41,002
Foreign currency translation adjustments	93,389	59,720	(220,043)
Pension adjustments, net of tax	(25,986)	(8,719)	98,893
Other comprehensive income (loss), net of tax	44,113	53,166	(80,148)
Comprehensive income, net of tax	504,368	153,307	254,554
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(58,196)	(44,877)	(23,241)
Comprehensive income attributable to AECOM, net of tax	$446,172	$108,430	$231,313

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Stockholders’ Equity

(in thousands)

			Accumulated		Total
		Additional	Other		AECOM	Non-	Total
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Controlling	Stockholders’
	Stock	Capital	Loss	Deficits	Equity	Interests	Equity
BALANCE AT SEPTEMBER 30, 2021	$1,432	$4,115,541	$(900,377)	$(504,126)	$2,712,470	$117,107	$2,829,577
Net income	—	—	—	310,611	310,611	24,091	334,702
Dividends declared	—	—	—	(85,260)	(85,260)	—	(85,260)
Other comprehensive loss	—	—	(79,298)	—	(79,298)	(850)	(80,148)
Issuance of stock	25	52,605	—	—	52,630	—	52,630
Repurchases of stock	(68)	(50,023)	—	(422,879)	(472,970)	—	(472,970)
Stock-based compensation	—	38,471	—	—	38,471	—	38,471
Other transactions with noncontrolling interests	—	—	—	—	—	772	772
Contributions from noncontrolling interests	—	—	—	—	—	185	185
Distributions to noncontrolling interests	—	—	—	—	—	(12,580)	(12,580)
BALANCE AT SEPTEMBER 30, 2022	$1,389	$4,156,594	$(979,675)	$(701,654)	$2,476,654	$128,725	$2,605,379
Net income	—	—	—	55,332	55,332	44,809	100,141
Dividends declared	—	—	—	(100,872)	(100,872)	—	(100,872)
Other comprehensive loss	—	—	53,098	—	53,098	68	53,166
Issuance of stock	19	64,964	—	—	64,983	—	64,983
Repurchases of stock	(46)	(25,917)	—	(356,782)	(382,745)	—	(382,745)
Stock-based compensation	—	45,882	—	—	45,882	—	45,882
Contributions from noncontrolling interests	—	—	—	—	—	17,225	17,225
Distributions to noncontrolling interests	—	—	—	—	—	(19,448)	(19,448)
BALANCE AT SEPTEMBER 30, 2023	$1,362	$4,241,523	$(926,577)	$(1,103,976)	$2,212,332	$171,379	$2,383,711
Net income	—	—	—	402,266	402,266	57,989	460,255
Dividends declared	—	—	—	(120,454)	(120,454)	—	(120,454)
Other comprehensive loss	—	—	43,906	—	43,906	207	44,113
Issuance of stock	16	65,369	—	—	65,385	—	65,385
Repurchases of stock	(52)	(21,215)	—	(459,483)	(480,750)	—	(480,750)
Stock-based compensation	—	61,520	—	—	61,520	—	61,520
Contributions from noncontrolling interests	—	—	—	—	—	13,508	13,508
Distributions to noncontrolling interests	—	—	—	—	—	(56,878)	(56,878)
BALANCE AT SEPTEMBER 30, 2024	$1,326	$4,347,197	$(882,671)	$(1,281,647)	$2,184,205	$186,205	$2,370,410

See accompanying Notes to Consolidated Financial Statements.

AECOM

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$460,255	$100,141	$334,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,812	175,725	170,886
Equity in losses (earnings) of unconsolidated joint ventures	1,276	282,291	(46,303)
Distribution of earnings from unconsolidated joint ventures	24,254	41,178	27,175
Non-cash stock compensation	61,520	45,882	38,471
Impairment of long-lived assets	—	86,199	—
Loss on sale of discontinued operations	90,412	43,222	48,095
Foreign currency translation	15,468	969	(31,529)
Deferred income tax expense (benefit)	150,894	(135,878)	22,821
Other	(4,854)	6,388	15,295
Changes in operating assets and liabilities:
Accounts receivable and contract assets	(500,798)	(402,498)	236,605
Prepaid expenses and other assets	(207,359)	131,903	132,003
Accounts payable	391,176	169,514	(102,873)
Accrued expenses and other current liabilities	91,983	97,239	48,019
Contract liabilities	109,390	137,484	(7,434)
Other long-term liabilities	(34,939)	(83,779)	(172,297)
Net cash provided by operating activities	$827,490	$695,980	$713,636

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for business acquisition, net of cash required	$(18,658)	$—	$—
Payments for sale of discontinued operations, net of cash disposed	—	—	(42,261)
Investment in unconsolidated joint ventures	(55,058)	(59,772)	(26,672)
Return of investment in unconsolidated joint ventures	—	20,874	11,723
Proceeds from sale of investments	3,180	5,977	10,242
Other investing activities	(21,000)	—	—
Proceeds from disposal of property and equipment	494	344	8,951
Payments for capital expenditures	(119,597)	(105,600)	(137,017)
Net cash used in by investing activities	$(210,639)	$(138,177)	$(175,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	$6,169,266	$3,506,668	$3,618,585
Repayments of borrowings under credit agreements	(5,878,475)	(3,552,639)	(3,657,308)
Cash paid for debt issuance costs	(16,573)	—	(155)
Dividends paid	(115,244)	(96,192)	(63,288)
Proceeds from issuance of common stock	34,556	32,897	26,666
Proceeds from exercise of stock options	2,056	6,168	—
Payments to repurchase common stock	(478,501)	(379,284)	(472,970)
Net distributions to noncontrolling interests	(16,177)	(2,223)	(12,395)
Other financing activities	3,632	11,670	(27,450)
Net cash used in financing activities	$(295,460)	$(472,935)	$(588,315)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,319	512	(8,307)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	322,710	85,380	(58,020)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,262,152	1,176,772	1,234,792
CASH AND CASH EQUIVALENTS AT END OF YEAR	1,584,862	1,262,152	1,176,772
LESS: CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	$(3,985)	$(1,946)	$(4,563)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF YEAR	$1,580,877	$1,260,206	$1,172,209
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$(177,450)	$(153,975)	$(104,644)
Net income taxes paid	$(139,972)	$(78,448)	$(104,742)

See accompanying Notes to Consolidated Financial Statements.

AECOM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Significant Accounting Policies

Organization— AECOM and its consolidated subsidiaries provide planning, consulting, advisory, architectural and engineering design services, construction management and program management to public and private clients worldwide in major end markets such as transportation, facilities, environmental, energy, water and government.

Fiscal Year—The Company reports results of operations based on 52-or 53- week periods ending on the Friday nearest September 30. For clarity of presentation, all periods are presented as if the year ended on September 30. Fiscal years 2024, 2023 and 2022 each contained 52, 52 and 52 weeks, respectively, and ended on September 27, September 29, and September 30, respectively. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform with the current period’s presentation.

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

The Company completed the sale of its power and oil and gas construction businesses in fiscal 2021 and fiscal 2022, respectively. The Company completed the sale of its civil infrastructure construction business to affiliates of Oroco Capital in the second quarter of fiscal 2021. In the second quarters of both fiscal 2024 and 2023, the Company recorded losses related to revised estimates of its contingent consideration receivable recognized in its civil infrastructure construction business of $103.1 million and $38.9 million, respectively.

During the third quarter of fiscal 2024, the Company resolved contingencies related to the sale of its civil infrastructure construction business and received equity in the counterparty, and the Company recorded a $12.7 million gain based on the fair value of the equity received. Concurrently, the Company participated as a member of a lending group in a revolving credit facility for the counterparty, committing to fund $30 million that matures in May 2029. As of September 30, 2024, the Company has funded $21.0 million, all of which was classified as a cash outflow in other investing activities and outstanding.

The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	September 30,	September 30,
	2024	2023

Cash and cash equivalents	$4.0	$1.9
Receivables and contract assets	73.2	93.3
Current assets held for sale	$77.2	$95.2

Property and equipment, net	$16.7	$14.2
Other	1.2	—
Write-down of assets to fair value less cost to sell	(17.9)	(14.2)
Non-current assets held for sale	$—	$—

Accounts payable and accrued expenses	$35.6	$45.6
Current liabilities held for sale	$35.6	$45.6

Long-term liabilities held for sale	$—	$0.8

The following table represents summarized income statement information of discontinued operations (in millions):

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2024	2023	2022

Revenue	$178.2	$212.8	$347.4
Cost of revenue	181.1	223.2	360.2
Gross loss	(2.9)	(10.4)	(12.8)
Equity in earnings of joint ventures	(3.4)	(2.9)	(7.4)
Loss on disposal activities	(97.1)	(50.6)	(48.1)
Transaction costs	(0.2)	(0.2)	(9.7)
Loss from operations	(103.6)	(64.1)	(78.0)
Other loss	(1.5)	(1.0)	—
Interest expense	—	—	(0.1)
Loss before taxes	(105.1)	(65.1)	(78.1)
Income tax (benefit) expense	(0.1)	(7.9)	1.8
Net loss from discontinued operations	$(105.0)	$(57.2)	$(79.9)

The significant components included in the Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2024	2023	2022

Payments for capital expenditures	$(2.5)	$(6.2)	$(2.7)

The Company also recorded a $12.7 million non-cash gain in discontinued operations in fiscal 2024.

The changes in the carrying value of goodwill by reportable segment for the year ended September 30, 2024 were as follows:

		Foreign
	September 30,	Exchange		September 30,
	2023	Impact	Acquired	2024

	(in millions)
Americas	$2,614.0	$0.6	$11.1	$2,625.7
International	804.9	49.6	—	854.5
Total	$3,418.9	$50.2	$11.1	$3,480.2

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of September 30, 2024 and 2023, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	September 30, 2024			September 30, 2023
	Gross	Accumulated	Intangible	Gross	Accumulated	Intangible	Amortization
	Amount	Amortization	Assets, Net	Amount	Amortization	Assets, Net	Period

	(in millions)						(years)
Backlog and Customer relationships	$671.7	$(664.8)	$6.9	$663.8	$(646.0)	$17.8	1 - 11

Amortization expense of acquired intangible assets included within cost of revenue was $18.8 million and $18.6 million for the years ended September 30, 2024 and 2023, respectively. The following table presents estimated amortization expense of existing intangible assets for the succeeding years:

Fiscal Year	(in millions)
2025	$2.1
2026	1.5
2027	1.5
2028	1.5
2029	0.3
Total	$6.9

4.           Revenue Recognition

The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred, which it believes to be the best measure of progress towards completion of the performance obligation. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These pass-through revenues for the years ended September 30, 2024, 2023 and 2022 were $8.9 billion, $7.7 billion and $6.8 billion, respectively.

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

The following tables present the Company’s revenues disaggregated by revenue sources:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2024	2023	2022

	(in millions)
Cost reimbursable	$6,361.4	$6,128.8	$5,454.9
Guaranteed maximum price	6,030.0	4,887.7	4,325.0
Fixed price	3,714.1	3,362.0	3,368.3
Total revenue	$16,105.5	$14,378.5	$13,148.2

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2024	2023	2022

	(in millions)
Americas	$12,487.0	$10,976.4	$9,941.6
Europe, Middle East, India, Africa	2,141.5	1,937.3	1,759.8
Asia-Australia-Pacific	1,477.0	1,464.8	1,446.8
Total revenue	$16,105.5	$14,378.5	$13,148.2

As of September 30, 2024, the Company had allocated $19.8 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 60% is expected to be satisfied within the next twelve months. The majority of the remaining performance obligation after the first 12 months is expected to be recognized over a two-year period.

Contract liabilities represent billings as of the balance sheet date, as allowed under the terms of a contract, but not yet recognized as contract revenue pursuant to the Company’s revenue recognition policy. The Company recognized revenue of $801.0 million and $1,043.7 million during the years ended September 30, 2024 and 2023, respectively, that was included in contract liabilities as of September 30, 2023 and 2022, respectively.

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

Net accounts receivable consisted of the following:

	Fiscal Year Ended
	September 30,	September 30,
	2024	2023

	(in millions)
Billed	$2,184.9	$2,122.2
Contract retentions	696.3	516.5
Total accounts receivable—gross	2,881.2	2,638.7
Allowance for doubtful accounts and credit losses	(87.9)	(94.2)
Total accounts receivable—net	$2,793.3	$2,544.5

Substantially all contract assets as of September 30, 2024 and September 30, 2023 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $180 million and $160 million as of September 30, 2024 and 2023, respectively. The asset related to the Deactivation, Demolition, and Removal Project retained from the MS Purchaser as defined in discussed in Note 18 is presented in prepaid expense and other current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client but nonetheless represent an unconditional right to cash.

The Company considers a broad range of information to estimate expected credit losses including the related ages of past due balances, projections of credit losses based on historical trends, and collection history and credit quality of its clients. Negative macroeconomic trends or delays in payment of outstanding receivables could result in an increase in the estimated credit losses.

No single client accounted for more than 10% of the Company’s outstanding receivables at September 30, 2024 and 2023.

The Company sold trade receivables to financial institutions, of which $319.5 million and $291.0 million were outstanding as of September 30, 2024 and 2023, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.

5.           Property and Equipment

Property and equipment, at cost, consists of the following:

	Fiscal Year Ended
	September 30,	September 30,	Useful Lives
	2024	2023	(years)

	(in millions)
Building and land	$10.1	$10.4	10	-	45
Leasehold improvements	299.3	329.4	1	-	20
Computer systems and equipment	659.6	716.7	3	-	12
Furniture and fixtures	92.2	97.9	3	-	10
Total	1,061.2	1,154.4
Accumulated depreciation and amortization	(706.8)	(771.8)
Property and equipment, net	$354.4	$382.6

Depreciation expense for the fiscal years ended September 30, 2024, 2023 and 2022 was $152.3 million, $152.3 million, and $147.0 million, respectively. Depreciation is calculated using primarily the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining term of the lease or its estimated useful life.

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

Contractually required support provided to the Company’s joint ventures is discussed in Note 18.

Summary of financial information of the consolidated joint ventures is as follows:

	September 30,	September 30,
	2024	2023

	(in millions)
Current assets	$836.9	$806.3
Non-current assets	83.1	75.9
Total assets	$920.0	$882.2

Current liabilities	$763.6	$779.6
Non-current liabilities	1.5	1.5
Total liabilities	765.1	781.1
Total AECOM deficit	(17.2)	(54.9)
Noncontrolling interests	172.1	156.0
Total owners’ equity	154.9	101.1
Total liabilities and owners’ equity	$920.0	$882.2

Total revenue of the consolidated joint ventures was $2,242.8 million, $1,984.3 million, and $1,411.7 million for the years ended September 30, 2024, 2023 and 2022, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, is as follows:

	September 30,	September 30,
	2024	2023

	(in millions)
Current assets	$1,379.0	$1,177.4
Non-current assets	799.9	996.3
Total assets	$2,178.9	$2,173.7

Current liabilities	$976.3	$605.9
Non-current liabilities	114.8	441.7
Total liabilities	1,091.1	1,047.6
Joint ventures’ equity	1,087.8	1,126.1
Total liabilities and joint ventures’ equity	$2,178.9	$2,173.7

AECOM’s investment in joint ventures	$138.1	$139.2

	Twelve Months Ended
	September 30,	September 30,
	2024	2023

	(in millions)
Revenue	$2,145.8	$1,248.2
Cost of revenue	1,972.1	1,170.7
Gross profit	$173.7	$77.5
Net income	$168.6	$72.9

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2024	2023	2022

	(in millions)
Pass-through joint ventures	$29.0	$24.5	$29.2
Other joint ventures	(26.9)	(303.9)	24.4
Total	$2.1	$(279.4)	$53.6

The Company completed a transaction that transitioned the AECOM Capital team to a new third-party platform in the third quarter of fiscal 2024. The team will continue to support AECOM Capital’s investment vehicles pursuant to certain advisory agreements  in a manner consistent with their current obligations. During the third quarter of fiscal 2023, the Company identified indicators of impairment in the equity method investments held in its AECOM Capital segment. Specifically, the Company identified evidence that the carrying value of certain of the investments in its real estate portfolio were in excess of their fair values. The Company concluded it no longer had the intent to retain certain of these investments for a period of time sufficient to allow for an anticipated recovery in market value. In the third quarter of fiscal 2023, the Company recorded an impairment loss of $307.0 million to reduce the carrying value of these investments to their estimated fair values. During the first quarter of fiscal 2024, the Company recorded an additional impairment loss of $35.9 million. These impairments do not relate to investments in respect of which affiliates of AECOM Capital provide advisory services or manage third party capital. AECOM Capital will continue to manage existing investment vehicles and investments in a manner consistent with their current obligations. Fair value was determined using Level 3 inputs such as forecasted cash flows and comparable sales prices.

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

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2024		2023		2022
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$181.2	$756.2	$198.1	$791.2	$265.4	$1,470.8
Service cost	—	0.2	—	0.3	—	0.5
Participant contributions	0.1	0.3	0.1	0.2	0.1	0.3
Interest cost	9.7	43.7	9.8	47.7	4.7	24.1
Benefits and expenses paid	(17.6)	(47.7)	(17.2)	(42.2)	(18.4)	(44.3)
Actuarial loss (gain)	13.5	37.0	(8.8)	(112.5)	(51.9)	(458.1)
Plan settlements	—	(3.2)	(1.5)	(1.5)	(1.8)	(2.2)
Transfers in	—	—	0.7	—	—	—
Foreign currency translation (gain) loss	—	73.9	—	73.0	—	(199.9)
Benefit obligation at end of year	$186.9	$860.4	$181.2	$756.2	$198.1	$791.2

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2024		2023		2022
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$98.8	$673.3	$101.4	$683.5	$138.9	$1,251.8
Actual return on plan assets	15.8	89.0	7.8	(54.2)	(27.2)	(374.5)
Employer contributions	11.9	25.1	8.2	24.8	9.8	23.6
Participant contributions	0.1	0.3	0.1	0.2	0.1	0.3
Benefits and expenses paid	(17.6)	(47.7)	(17.2)	(42.2)	(18.4)	(44.3)
Plan settlements	—	(3.2)	(1.5)	(1.5)	(1.8)	(2.2)
Foreign currency translation (loss) gain	—	67.5	—	62.7	—	(171.2)
Fair value of plan assets at end of year	$109.0	$804.3	$98.8	$673.3	$101.4	$683.5

	Fiscal Year Ended
	September 30, 2024		September 30, 2023		September 30, 2022
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Reconciliation of funded status:
Funded status at end of year	$(77.9)	$(56.1)	$(82.4)	$(82.9)	$(96.7)	$(107.7)
Contribution made after measurement date	N/A	N/A	N/A	N/A	N/A	N/A
Net amount recognized at end of year	$(77.9)	$(56.1)	$(82.4)	$(82.9)	$(96.7)	$(107.7)

The following table sets forth the amounts recognized in the consolidated balance sheets as of September 30, 2024, 2023 and 2022:

	Fiscal Year Ended
	September 30, 2024		September 30, 2023		September 30, 2022
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Amounts recognized in the consolidated balance sheets:
Other non-current assets	$—	$46.6	$—	$38.7	$—	$36.8
Accrued expenses and other current liabilities	(8.3)	—	(8.4)	—	(8.6)	—
Pension benefit obligations	(69.6)	(102.7)	(74.0)	(121.6)	(88.1)	(144.5)
Net amount recognized in the balance sheet	$(77.9)	$(56.1)	$(82.4)	$(82.9)	$(96.7)	$(107.7)

The following table details the reconciliation of amounts in the consolidated statements of stockholders’ equity for the fiscal years ended September 30, 2024, 2023 and 2022:

	Fiscal Year Ended
	September 30, 2024		September 30, 2023		September 30, 2022
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Reconciliation of amounts in consolidated statements of stockholders’ equity:
Prior service cost	$(0.1)	$(1.3)	$(0.1)	$(1.2)	$(0.1)	$(1.2)
Net loss	(77.6)	(234.9)	(77.5)	(207.1)	(91.7)	(187.1)
Total recognized in accumulated other comprehensive loss	$(77.7)	$(236.2)	$(77.6)	$(208.3)	$(91.8)	$(188.3)

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for fiscal years ended September 30, 2024, 2023 and 2022:

	Fiscal Year Ended
	September 30, 2024		September 30, 2023		September 30, 2022
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.2	$—	$0.3	$—	$0.5
Interest cost on projected benefit obligation	9.7	43.7	9.8	47.7	4.7	24.1
Expected return on plan assets	(5.5)	(57.4)	(5.8)	(60.8)	(5.6)	(41.4)
Amortization of prior service costs	—	0.1	—	0.1	—	0.1
Amortization of net loss (gain)	3.1	(2.3)	3.5	(0.6)	5.6	6.9
Settlement loss (gain) recognized	—	0.1	(0.1)	0.2	0.2	0.3
Net periodic benefit cost (credit)	$7.3	$(15.6)	$7.4	$(13.1)	$4.9	$(9.5)

The amount of applicable deferred income taxes included in other comprehensive income arising from a change in net prior service cost and net gain/loss was $2.1 million, $3.1 million, and $18.8 million in the years ended September 30, 2024, 2023 and 2022, respectively.

Amounts included in accumulated other comprehensive loss as of September 30, 2024 that are expected to be recognized as components of net periodic benefit cost during fiscal 2025 are (in millions):

	U.S.	Int’l
Amortization of prior service cost	$—	$(0.1)
Amortization of net actuarial (losses) gain	(3.8)	1.3
Total	$(3.8)	$1.2

The table below provides additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets.

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2024		2023		2022
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Projected benefit obligation	$175.1	$649.8	$168.8	$628.1	$184.8	$601.4
Accumulated benefit obligation	$175.1	$649.8	$168.8	$628.1	$184.8	$600.1
Fair value of plan assets	$109.0	$547.1	$98.8	$506.5	$101.4	$456.9

Funding requirements for each pension plan are determined based on the local laws of the country where such pension plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. The Company currently intends to contribute $24.2 million to the international plans in fiscal 2025. The required minimum contributions for U.S. plans are not significant. In addition, the Company may make discretionary contributions. The Company currently intends to contribute $11.2 million to U.S. plans in fiscal 2025.

The table below provides the expected future benefit payments, in millions:

Year Ending September 30,	U.S.	Int’l
2025	$20.2	$54.6
2026	19.5	53.9
2027	18.3	55.5
2028	17.7	57.2
2029	16.7	59.2
2030-2034	71.2	317.5
Total	$163.6	$597.9

The underlying assumptions for the pension plans are as follows:

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2024		2023		2022
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Weighted-average assumptions to determine benefit obligation:
Discount rate	4.73%	5.04%	5.76%	5.65%	5.40%	5.27%
Salary increase rate	N/A	2.91%	N/A	3.06%	N/A	3.48%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	5.76%	5.65%	5.40%	5.27%	2.46%	1.98%
Salary increase rate	N/A	3.06%	N/A	3.48%	N/A	3.13%
Expected long-term rate of return on plan assets	6.90%	5.74%	7.00%	6.04%	6.25%	3.93%

Pension costs are determined using the assumptions as of the beginning of the plan year. The funded status is determined using the assumptions as of the end of the plan year.

The following table summarizes the Company’s target allocation for 2024 and pension plan asset allocation, both U.S. and international, as of September 30, 2024 and 2023:

			Percentage of Plan Assets
			as of September 30,
	Target Allocations		2024		2023
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Asset Category:
Equities	23%	22%	24%	25%	33%	24%
Debt	70	65	67	64	56	62
Cash	3	4	4	2	2	4
Diversified and other	4	9	5	9	9	10
Total	100%	100%	100%	100%	100%	100%

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

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the diversification of the portfolio. This resulted in the selection of a 6.90% and 5.74% weighted-average long-term rate of return on assets assumption for the fiscal year ended September 30, 2024 for U.S. and non-U.S. plans, respectively.

As of September 30, 2024, the fair values of the Company’s pension plan assets by major asset categories were as follows:

		Fair Value Measurement as of
		September 30, 2024
	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value as of	Active	Observable	Unobservable	Investments
	September 30,	Markets	Inputs	Inputs	measured at
	2024	(Level 1)	(Level 2)	(Level 3)	NAV

	(in millions)
Cash and cash equivalents	$22.1	$22.1	$—	$—	$—
Debt securities	391.5	391.5	—	—	—
Investment funds:
Diversified and equity funds	286.7	48.5	13.5	—	224.7
Fixed income funds	213.9	17.3	4.1	—	192.5
Absolute return fund	5.9	—	—	—	5.9
Derivative instruments and other	(6.8)	8.2	(15.0)	—	—
Total	$913.3	$487.6	$2.6	$—	$423.1

As of September 30, 2023, the fair values of the Company’s pension plan assets by major asset categories were as follows:

		Fair Value Measurement as of
		September 30, 2023
	Total	Quoted	Significant
	Carrying	Prices in	Other	Significant
	Value as of	Active	Observable	Unobservable	Investments
	September 30,	Markets	Inputs	Inputs	measured at
	2023	(Level 1)	(Level 2)	(Level 3)	NAV

	(in millions)
Cash and cash equivalents	$29.5	$20.2	$9.3	$—	$—
Debt securities	338.3	338.3	—	—	—
Investment funds:
Diversified and equity funds	258.4	30.3	13.2	—	214.9
Fixed income funds	174.3	21.7	4.4	—	148.2
Absolute return fund	8.9	—	—	—	8.9
Derivative instruments and other	(37.3)	1.5	(38.8)	—	—
Total	$772.1	$412.0	$(11.9)	$—	$372.0

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

Common collective investment funds are valued based on net asset value (NAV) per share or unit as a practical expedient as reported by the fund manager, multiplied by the number of shares or units held as of the measurement date. Accordingly, these NAV-based investments have been excluded from the fair value hierarchy. These collective investment funds have redemption notice periods and are redeemable at the NAV, less transaction fees. There are no significant unfunded commitments related to these investments.

Multiemployer Pension Plans

The Company participates in construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. The Company’s aggregate contributions to these multiemployer plans were $2.5 million and $3.0 million for the years ended September 30, 2024 and 2023, respectively. At September 30, 2024 and 2023, none of the plans in which the Company participates are individually significant to its consolidated financial statements.

8. Debt

Debt consisted of the following:

	September 30,	September 30,
	2024	2023

	(in millions)
Credit Agreement	$1,446.6	$1,119.8
2027 Senior Notes	997.3	997.3
Other debt	95.9	100.2
Total debt	2,539.8	2,217.3
Less: Current portion of debt and short-term borrowings	(66.9)	(89.5)
Less: Unamortized debt issuance costs	(22.6)	(14.4)
Long-term debt	$2,450.3	$2,113.4

The following table presents, in millions, scheduled maturities of the Company’s debt as of September 30, 2024:

Fiscal Year
2025	$66.9
2026	27.1
2027	1,016.5
2028	9.6
2029	756.8
Thereafter	662.9
Total	$2,539.8

Credit Agreement

On April 19, 2024, the Company entered into Amendment No. 14 to Syndicated Facility Agreement (as amended, modified or otherwise supplemented, the “Credit Agreement”), pursuant to which the Company obtained a new $1,500,000,000 revolving credit facility (the “New Revolving Credit Facility”), a new $750,000,000 term loan A facility (the “New Term A Facility” and, together with the New Revolving Credit Facility, the “New Pro Rata Facilities”) and a new $700,000,000 term loan B facility (the “New Term B Facility” and, together with the New Pro Rata Facilities, the “New Credit Facilities”). The New Revolving Credit Facility and the New Term A Facility mature on April 19, 2029. The New Term B Facility matures on April 19, 2031. The New Term A Facility and the New Term B Facility were borrowed in full on April 19, 2024 in U.S. dollars. Loans under the New Revolving Credit Facility may be borrowed, and letters of credit thereunder may be issued, in U.S. dollars or in certain foreign currencies. The New Credit Facilities replace in full the Company’s existing revolving credit facility (the “Original Revolving Credit Facility”), term loan A facility and term loan B facility, and borrowings under the New Credit Facilities were used to refinance in full the Company’s existing credit facilities and for general corporate purposes. The Credit Agreement permits the Company to designate certain of its subsidiaries as additional co-borrowers from time to time. Currently, there are no co-borrowers under the New Credit Facilities. On October 29, 2024, the Company entered into Amendment No. 15 to Syndicated Facility Agreement, pursuant to which the Company reduced the interest rate spread applicable to its New Term B Facility.

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

Borrowings under the New Term B Facility, after giving effect to Amendment No. 15 to Syndicated Facility Agreement, bear interest at a rate per annum equal to, at the Company’s option, (a) a Term SOFR rate (with a 0% floor and a SOFR adjustment of 0%) or (b) a base rate (with a 0% floor), in each case, plus an applicable margin of 1.75% in the case of the Term SOFR rate and 0.75% in the case of the base rate.

Certain of the Company’s material subsidiaries (the “Guarantors”) have guaranteed the Company’s obligations of the borrowers under the Credit Agreement, subject to certain exceptions. The borrowers’ obligations under the Credit Agreement are secured by a lien on substantially all of the Company’s assets and its Guarantors’ assets, subject to certain exceptions.

The Credit Agreement contains customary negative covenants that include, among other things, limitations on the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets and transact with affiliates. The Company is also required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenant”). The Financial Covenant does not apply to the New Term B Facility. As of September 30, 2024, the Company was in compliance with the covenants of the Credit Agreement.

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

At September 30, 2024 and September 30, 2023, letters of credit totaled $4.4 million and $4.4 million, respectively, under the Company’s New Revolving Credit Facility and Original Revolving Credit Facility, respectively. As of September 30, 2024 and September 30, 2023, the Company had $1,495.6 million and $1,145.6 million, respectively, available under its New Revolving Credit Facility and Original Revolving Credit Facility, respectively.

2027 Senior Notes

On February 21, 2017, the Company completed a private placement offering of $1,000,000,000 aggregate principal amount of its unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, the Company completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of September 30, 2024, the estimated fair value of the 2027 Senior Notes was approximately $997.3 million. The fair value of the 2027 Senior Notes as of September 30, 2024 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.

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

The Company was in compliance with the covenants relating to the 2027 Senior Notes as of September 30, 2024.

Other Debt and Other Items

Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2024 and September 30, 2023, these outstanding standby letters of credit totaled $934.5 million and $878.9 million, respectively. As of September 30, 2024, the Company had $389.8 million available under these unsecured credit facilities.

Effective Interest Rate

The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap and interest rate cap agreements, during the years ended September 30, 2024, 2023 and 2022 was 5.6%, 5.3% and 3.8%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the years ended September 30, 2024, 2023 and 2022 of $7.6 million, $4.9 million and $4.9 million, respectively.

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

September 30, 2024
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

See Note 17 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive income for the years ended September 30, 2024, 2023 and 2022. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

Other Foreign Currency Forward Contracts

The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the years ended September 30, 2024, 2023 and 2022.

Fair Value Measurements

The fair values of the interest rate swap and interest rate cap agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as SOFR rate curves, futures, volatilities and basis spreads (when applicable).

As discussed in Note 3, The Company received an equity investment in the civil infrastructure construction business buyer and concurrently participated as a member of a lending group in a revolving credit facility. The Company elected the fair value option for its equity investment due to the availability of quoted prices of identical assets. The fair value option was also elected for the credit facility investment. Changes in fair value of both investments are classified within other income on the consolidated statements of operations. The Company records interest income at the stated coupon rate of the credit facility and classifies it within interest income on the consolidated statement of operations. Fair value for the equity investment is determined using Level 1 inputs, and fair value of the credit facility investment is determined using Level 3 inputs, such as estimated cash flows and estimated discount rates. The Company recorded a gain of $7.2 million in other income during the year ended September 30, 2024 representing the increase in fair value of these investments.

Below are the Company’s non-pension financial assets and liabilities recorded at fair value on a recurring basis within the ASC 820-10 fair value hierarchy:

	As of September 30, 2024
		Quoted Prices in		Significant
		Active Markets for	Significant	Unobservable
		Identical Assets	Observable	Inputs	Total
	Balance Sheet Location	(Level 1)	Inputs (Level 2)	(Level 3)	Fair Value

	(in millions)
Interest rate contracts	Other current assets	$—	$9.2	$—	$9.2
Interest rate contracts	Other non-current assets	—	16.5	—	16.5
Interest rate contracts	Other current liabilities	—	(0.9)	—	(0.9)
Interest rate contracts	Other long-term liabilities	—	(3.6)	—	(3.6)
Credit facility investment	Other non-current assets	—	—	21.9	21.9
Equity investment	Other non-current assets	19.4	—	—	19.4
Total net assets at fair value		$19.4	$21.2	$21.9	$62.5

	As of September 30, 2023
		Quoted Prices in		Significant
		Active Markets for	Significant	Unobservable
		Identical Assets	Observable	Inputs	Total
	Balance Sheet Location	(Level 1)	Inputs (Level 2)	(Level 3)	Fair Value

	(in millions)
Interest rate contracts	Other current assets	$—	$17.2	$—	$17.2
Interest rate contracts	Other non-current assets	—	37.5	—	37.5
Total net assets at fair value		$—	$54.7	$—	$54.7

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 investment assets:

	Year-ended September 30, 2024
	Beginning	Investment
	Balance	Gains/(Losses)	Interest Earned	Purchases	Sales	Ending Balance

	(in millions)
Credit facility investment including accrued interest	$—	0.5	0.5	32.5	(11.6)	$21.9

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

The components of lease expenses are as follows:

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022

	(in millions)
Operating lease cost	$149.1	$164.0	$172.5
Finance lease cost:
Amortization of right-of-use assets	28.4	23.1	18.0
Interest on lease liabilities	2.9	2.6	2.2
Variable lease cost	34.6	34.1	34.0
Total lease cost	$215.0	$223.8	$226.7

Additional balance sheet information related to leases is as follows:

(in millions except as noted)	Balance Sheet Classification	September 30, 2024	September 30, 2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$432.2	$447.0
Finance lease assets	Property and equipment – net	62.1	64.8
Total lease assets		$494.3	$511.8

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$135.1	$139.8
Finance lease liabilities	Current portion of long-term debt	25.5	25.0
Total current lease liabilities		160.6	164.8
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	510.6	548.9
Finance lease liabilities	Long-term debt	35.7	39.8
Total non-current lease liabilities		$546.3	$588.7

	As of
	September 30, 2024	September 30, 2023	September 30, 2022
Weighted average remaining lease term (in years):
Operating leases	6.2	6.4	6.5
Finance leases	2.6	2.9	3.1
Weighted average discount rates:
Operating leases	5.1%	4.3%	4.0%
Finance leases	4.4%	4.1%	3.8%

Additional cash flow information related to leases is as follows:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2024	2023	2022

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$184.9	$188.3	$201.8
Operating cash flows from finance leases	3.0	2.5	2.2
Financing cash flows from finance leases	28.9	23.7	19.8
Right-of-use assets obtained in exchange for new operating leases	90.1	96.6	90.9
Right-of-use assets obtained in exchange for new finance leases	26.6	37.5	26.2

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases

Fiscal Year	(in millions)
2025	$164.4	$27.7
2026	135.2	21.6
2027	104.1	12.9
2028	90.4	2.9
2029	75.0	0.1
Thereafter	187.1	—
Total lease payments	$756.2	$65.2
Less: Amounts representing interest	$(110.5)	$(4.0)
Total lease liabilities	$645.7	$61.2

12.         Stockholders’ Equity

Common Stock Units—Common stock units are only redeemable for common stock. In the event of liquidation of the Company, holders of stock units are entitled to no greater rights than holders of common stock. See also Note 13.

13.         Share-Based Payments

Defined Contribution Plans—Substantially all permanent domestic employees are eligible to participate in defined contribution plans provided by the Company. Under these plans, participants may make contributions into a variety of funds, including a fund that is fully invested in Company stock. Employees are not required to allocate any funds to Company stock; however, the Company does provide an annual Company match in AECOM shares. Employees may generally reallocate their account balances on a daily basis; however, employees classified as insiders are restricted under the Company’s insider trading policy. Compensation expense for the employer contributions related to AECOM stock issued under defined contribution plans during fiscal years ended September 30, 2024, 2023 and 2022 was $24.7 million, $23.1 million, and $22.7 million, respectively.

Stock Incentive Plans—Under the 2020 Stock Incentive Plan, the Company has up to 11.7 million securities remaining available for future issuance as of September 30, 2024. Stock options may be granted to employees and non-employee directors with an exercise price not less than the fair market value of the stock on the date of grant. Unexercised options expire seven years after date of grant.

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

Restricted stock unit and PEP unit activity for the year ended September 30 was as follows:

		Weighted		Weighted
		Average		Average
	Restricted	Grant-Date		Grant-Date
	Stock Units	Fair Value	PEP Units	Fair Value
	(in millions)		(in millions)
Outstanding at September 30, 2021	1.3	$38.88	1.2	$37.22
Granted	0.3	$74.30	0.2	$85.46
PEP units earned (unearned)	—	$—	0.6	$27.90
Vested	(0.5)	$29.44	(1.3)	$27.90
Cancelled	(0.1)	$49.74	—	$56.64
Outstanding at September 30, 2022	1.0	$53.05	0.7	$60.60
Granted	0.3	$83.64	0.2	$94.64
PEP units earned (unearned)	—	$—	0.2	$43.19
Vested	(0.4)	$44.35	(0.4)	$43.19
Cancelled	(0.1)	$62.09	—	$71.71
Outstanding at September 30, 2023	0.8	$68.34	0.7	$75.54
Granted	0.3	$92.30	0.2	$104.66
PEP units earned (unearned)	—	$—	0.2	$52.50
Vested	(0.3)	$50.14	(0.4)	$52.50
Cancelled	—	$77.32	—	$89.76
Outstanding at September 30, 2024	0.8	$83.96	0.7	$95.38

Total compensation expense related to these share-based payments including stock options was $61.5 million, $45.9 million, and $38.5 million during the years ended September 30, 2024, 2023 and 2022, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of September 30, 2024 and 2023 was $68.7 million and $48.3 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.

14.         Income Taxes

Income before income taxes included income from domestic operations of $233.0 million, loss of $129.2 million, and income of $235.2 million for fiscal years ended September 30, 2024, 2023 and 2022 and income from foreign operations of $485.2 million, $342.6 million, and $315.4 million for fiscal years ended September 30, 2024, 2023 and 2022.

Income tax expense was comprised of:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2024	2023	2022

	(in millions)
Current:
Federal	$15.1	$67.7	$22.8
State	(78.6)	71.9	16.0
Foreign	63.5	52.8	75.8
Total current income tax expense	—	192.4	114.6
Deferred:
Federal	45.2	(71.8)	22.1
State	68.1	(84.3)	11.8
Foreign	39.6	19.8	(12.4)
Total deferred income tax expense (benefit)	152.9	(136.3)	21.5
Total income tax expense	$152.9	$56.1	$136.1

The major elements contributing to the difference between the U.S. federal statutory rate of 21% for fiscal years ended September 30, 2024, 2023 and 2022 and the effective tax rate are as follows:

	Fiscal Year Ended
	September 30,		September 30,		September 30,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%

	(in millions)
Tax at federal statutory rate	$150.8	21.0%	$44.8	21.0%	$115.6	21.0%
State income tax, net of federal benefit	(8.5)	(1.2)	(7.1)	(3.3)	20.2	3.7
Foreign residual income	43.8	6.1	59.4	27.8	46.4	8.4
Nondeductible costs	20.6	2.9	10.7	5.0	19.7	3.6
ACAP investment sale	20.2	2.8	—	—	—	—
Change in uncertain tax positions	18.6	2.6	9.4	4.4	15.4	2.8
Tax rate changes	1.2	0.2	(3.2)	(1.5)	(4.1)	(0.7)
Audit settlement	0.5	0.1	1.9	0.9	(1.5)	(0.3)
Income tax credits and incentives	(63.5)	(8.8)	(68.2)	(31.9)	(51.0)	(9.3)
Valuation allowance	(12.6)	(1.8)	16.6	7.8	(18.0)	(3.3)
Exclusion of tax on non-controlling interests	(12.5)	(1.7)	(9.4)	(4.4)	(5.1)	(0.9)
Return to provision	(3.7)	(0.5)	(0.5)	(0.2)	(1.5)	(0.3)
Foreign tax rate differential	(2.8)	(0.4)	0.2	0.1	1.1	0.2
Tax exempt income	(2.5)	(0.4)	(3.3)	(1.5)	(5.9)	(1.1)
Other items, net	3.3	0.4	4.8	2.1	4.8	0.9
Total income tax expense	$152.9	21.3%	$56.1	26.3%	$136.1	24.7%

During fiscal 2024, the Company recorded an increase in tax benefit of $38.4 million related to state income taxes due to apportionment factor changes for fiscal years 2016 through 2023. This benefit was partially offset by an increase in tax expense of $23.0 million related to uncertain tax positions.

During fiscal 2024, the Company sold certain ACAP investments and recorded a reduction in valuation allowances of $21.0 million and a reduction in deferred tax assets of $20.2 million. In addition, the Company recorded a valuation allowance of $9.3 million related to the remaining ACAP investments.

During fiscal 2024, the Company approved a tax planning strategy and restructured certain operations in Canada which resulted in a release of a valuation allowance related to net operating losses and other deferred tax assets of $11.7 million. The Company is now forecasting the utilization of the net operating losses within the foreseeable future. The positive evidence was evaluated against any negative evidence to determine the valuation was no longer needed.

During fiscal 2024, the Company settled its tax audit in Hong Kong for fiscal year 2011 through fiscal year 2021 and recorded a tax benefit of $6.9 million due primarily to changes in uncertain tax positions.

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

The Company is currently under tax audit in several jurisdictions including the U.S. where its federal income tax returns for fiscal 2017 through 2020 are being examined by the IRS. Disputes can arise with tax authorities involving issues related to the timing of deductions, the calculation and use of credits, and the taxation of income in various tax jurisdictions because of differing interpretations or application of tax laws, regulations, and relevant facts. The IRS is currently auditing certain tax credits and the methodology for calculating the credits. While the Company has historically been able to sustain the credits in previous audit cycles without adjustment, the Company believes it’s reasonably possible there could be an adjustment to the liability for uncertain tax positions within the next twelve months related to this matter. However, given the early stages of the audit of these credits, the Company is not able to reasonably estimate the range of potential outcomes.

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

The deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended
	September 30,	September 30,
	2024	2023

	(in millions)
Deferred tax assets:
Compensation and benefit accruals not currently deductible	$85.4	$92.2
Net operating loss carryforwards	107.5	102.3
Self-insurance reserves	38.3	23.2
Research and experimentation and other tax credits	67.1	43.1
Pension liability	34.9	44.7
Accrued liabilities	265.7	295.1
Capital loss carryforward	49.5	64.0
Partnership investment	22.3	102.0
Other	8.2	7.1
Total deferred tax assets	678.9	773.7
Deferred tax liabilities:
Unearned revenue	(4.1)	(7.0)
Depreciation and amortization	(83.7)	(13.1)
Acquired intangible assets	—	(5.4)
Investment in subsidiaries	(9.9)	(10.7)
Right of use assets	(85.2)	(94.0)
Contingent consideration	(30.5)	(34.2)
Other	(5.4)	(15.5)
Total deferred tax liabilities	(218.8)	(179.9)
Valuation allowance	(160.9)	(171.2)
Net deferred tax assets	$299.2	$422.6

As of September 30, 2024, and 2023, the Company has available unused federal, foreign and state net operating loss (NOL) carryforwards of $744.6 million and $757.5 million, respectively, which expire at various dates over the next several years and capital loss carryforwards of $181.2 million and $199.4 million, respectively, which mostly expire in 2025; some foreign NOL carryforwards never expire. In addition, as of September 30, 2024, the Company has unused federal, state and foreign research and development credits of $28.4 million, $27.8 million and $4.6 million, respectively, and other credits of $9.7 million which expire at various dates over the next several years.

As of September 30, 2024 and 2023, gross deferred tax assets were $678.9 million and $773.7 million, respectively. The Company has recorded a valuation allowance of $160.9 million and $171.2 million as of September 30, 2024 and 2023, respectively, primarily related to foreign and state net operating loss carryforwards, capital loss carryforwards, tax credits and other deferred tax assets. The Company has performed an assessment of positive and negative evidence, including the nature, frequency, and severity of cumulative financial reporting losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant carryforward periods, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset that would otherwise expire. Although realization is not assured, based on the Company’s assessment, the Company has concluded that it is more likely than not that the remaining gross deferred tax asset (exclusive of deferred tax liabilities) of $518.0 million will be realized and, as such, no additional valuation allowance has been provided. The net decrease in the valuation allowance of $10.3 million is primarily attributable to a decrease in valuation allowances of $11.7 million related to the ACAP sale in the US, a decrease in valuation allowances on capital losses of $10.4 million, an increase in valuation allowances on foreign net operating losses and currency translation adjustments of $12.3 million, and decreases in valuation allowances of $0.6 million related to state net operating losses and credits.

Generally, the Company does not provide for U.S. taxes or foreign withholding taxes on gross book-tax differences in its non-U.S. subsidiaries because such basis differences of approximately $1.2 billion are able to and intended to be reinvested indefinitely. If these basis differences were distributed, foreign tax credits could become available under current law to partially or fully reduce the resulting U.S. income tax liability. There may also be additional U.S. or foreign income tax liability upon repatriation, although the calculation of such additional taxes is not practicable.

As of September 30, 2024, and 2023, the Company had a liability for unrecognized tax benefits, including potential interest and penalties, net of related tax benefit, totaling $97.9 million and $79.5 million, respectively. The gross unrecognized tax benefits as of September 30, 2024 and 2023 were $81.3 million and $62.1 million, respectively, excluding interest, penalties, and related tax benefit. Of the $81.3 million, approximately $77.1 million would be included in the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 30,	September 30,
	2024	2023

	(in millions)
Balance at the beginning of the year	$62.1	$55.2
Gross increase in current period’s tax positions	34.5	3.5
Gross increase in prior years’ tax positions	13.9	17.9
Gross decrease in prior years’ tax positions	(20.1)	(13.3)
Decrease due to settlement with tax authorities	(7.4)	(1.0)
Decrease due to lapse of statute of limitations	(2.2)	—
Gross change due to foreign exchange fluctuations	0.5	(0.2)
Balance at the end of the year	$81.3	$62.1

The Company classifies interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying consolidated statements of operations. As of September 30, 2024, the accrued interest and penalties were $27.7 million and $3.5 million, respectively, excluding any related income tax benefits. As of September 30, 2023, the accrued interest and penalties were $24.4 million and $1.5 million, respectively, excluding any related income tax benefits.

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

The following table sets forth a reconciliation of the denominators of basic and diluted earnings per share:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2024	2023	2022

	(in millions)
Denominator for basic earnings per share	135.5	138.6	140.8
Potential common shares	1.0	1.5	1.9
Denominator for diluted earnings per share	136.5	140.1	142.7

16.         Other Financial Information

Accrued expenses and other current liabilities consist of the following:

	Fiscal Year Ended
	September 30,	September 30,
	2024	2023

	(in millions)
Accrued salaries and benefits	$620.4	$599.8
Accrued contract costs	1,354.7	1,340.4
Other accrued expenses	410.6	347.3
	$2,385.7	$2,287.5

Accrued contract costs above include balances related to professional liability accruals of $831.8 million and $809.6 million as of September 30, 2024 and 2023, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of September 30, 2024 and 2023. The Company did not have material revisions to estimates for contracts where revenue is recognized using the input method during the twelve months ended September 30, 2024 and 2023. For the year ended September 30, 2024, the Company incurred restructuring expenses of $98.9 million, which included labor - related costs of $18.7 million and non - labor costs of $80.2 million, of which $11.9 million was accrued and unpaid at September 30, 2024. For the year ended September 30, 2023, the Company incurred restructuring expenses of $188.4 million, which included personnel and other costs of $91.6 million and real estate costs of $96.8 million,of which $53.3 million was accrued and unpaid at September 30, 2023.

On September 12, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per share, which was paid on October 18, 2024 to stockholders of record as of the close of business on October 2, 2024. As of September 30, 2024, accrued and unpaid dividends totaled $31.9 million and were classified within other accrued expenses on the consolidated balance sheet.

17.         Reclassifications out of Accumulated Other Comprehensive Loss

The accumulated balances and reporting period activities for the years ended September 30, 2024, 2023 and 2022 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

		Foreign		Accumulated
	Pension	Currency	Loss on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2021	$(316.2)	$(580.1)	$(4.1)	$(900.4)
Other comprehensive income (loss) before reclassification	89.9	(238.7)	37.9	(110.9)
Amounts reclassified from accumulated other comprehensive loss	9.0	19.5	3.1	31.6
Balances at September 30, 2022	$(217.3)	$(799.3)	$36.9	$(979.7)

		Foreign		Accumulated
	Pension	Currency	Loss on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2022	$(217.3)	$(799.3)	$36.9	$(979.7)
Other comprehensive (loss) income before reclassification	(10.9)	59.6	10.7	59.4
Amounts reclassified from accumulated other comprehensive loss	2.2	—	(8.5)	(6.3)
Balances at September 30, 2023	$(226.0)	$(739.7)	$39.1	$(926.6)

		Foreign		Accumulated
	Pension	Currency	Loss on	Other
	Related	Translation	Derivative	Comprehensive
	Adjustments	Adjustments	Instruments	Loss
Balances at September 30, 2023	$(226.0)	$(739.7)	$39.1	$(926.6)
Other comprehensive (loss) income before reclassification	(26.6)	93.2	(10.6)	56.0
Amounts reclassified from accumulated other comprehensive loss	0.6	—	(12.7)	(12.1)
Balances at September 30, 2024	$(252.0)	$(646.5)	$15.8	$(882.7)

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

In the ordinary course of business, the Company may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. The Company’s unsecured credit arrangements are used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2024 and 2023, these outstanding standby letters of credit totaled $934.5 million and $878.9 million, respectively. As of September 30, 2024, the Company had $389.8 million available under these unsecured credit facilities. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.

At September 30, 2024, the Company was contingently liable in the amount of approximately $938.9 million in issued standby letters of credit and $5.1 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At September 30, 2024, the Company has capital commitments of $5.9 million to the Fund over the next 4 years.

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

In connection with the resolution of contingencies related to the sale of the civil infrastructure construction business, the Company agreed to act as an additional guarantor on the counterparty’s existing debt, which matured on September 30, 2024.

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

19.         Reportable Segments and Geographic Information

The Company manages its operations under three reportable segments according to their geographic regions and business activities. In identifying its reportable segments, the Company considered the financial information provided to its chief operating decision maker (CODM), who is the chief executive officer. The financial data is organized by geographic region and global business lines. The CODM uses this information to allocate resources and assess the performance of the segments primarily based on revenue less pass - through revenue and attributable earnings before interest, tax, and amortization expense. After considering various factors, including the development and utilization of financial data to the CODM, the Company concluded that identifying its operating segments by geography was consistent with the objectives of ASC 280-10. Certain operating segments have been aggregated based on similar characteristics, including long-term financial performance, the nature of services provided, internal process for delivering those services, and types of customers, to arrive at the Company’s reportable segments. The Company’s Americas reportable segment provides planning, consulting, architectural and engineering design services, and construction management services to public and private clients in the United States, Canada, and Latin America and is comprised of the Design and Consulting Services Americas and Construction Management operating segments. The Company’s International reportable segment provides similar professional services to public and private clients in Europe and India, the Middle East and Africa, Asia, and Australia and New Zealand and is comprised of the operating segments in those geographic regions. The Company’s AECOM Capital (ACAP) operating segment is its own reportable segment and primarily invests in and develops real estate projects. Certain expenses that are determined to be related to the Company as a whole are not deemed to be part of an operating segment but are reported within Corporate.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

			AECOM
Reportable Segments:	Americas	International	Capital	Corporate	Total

	(in millions)
Fiscal Year Ended September 30, 2024:
Revenue	$12,485.7	$3,618.4	$1.4	$—	$16,105.5
Gross profit	759.1	323.8	1.4	—	1,084.3
Equity in earnings of joint ventures	15.5	13.5	(26.9)	—	2.1
General and administrative expenses	—	—	(15.0)	(145.1)	(160.1)
Restructuring costs	—	—	—	(98.9)	(98.9)
Operating income	774.6	337.3	(40.5)	(244.0)	827.4
Segment assets	7,988.1	2,734.5	53.2	1,208.7
Gross profit as a % of revenue	6.1%	8.9%	—	—	6.7%

Fiscal Year Ended September 30, 2023:
Revenue	$10,975.7	$3,402.1	$0.7	$—	$14,378.5
Gross profit	699.7	245.1	0.7	—	945.5
Equity in earnings of joint ventures	14.9	9.6	(303.9)	—	(279.4)
General and administrative expenses	—	—	(12.6)	(141.0)	(153.6)
Restructuring costs	—	—	—	(188.4)	(188.4)
Operating income	714.6	254.7	(315.8)	(329.4)	324.1
Segment assets	7,433.1	2,536.2	64.5	1,104.4
Gross profit as a % of revenue	6.4%	7.2%	—	—	6.6%

Fiscal Year Ended September 30, 2022:
Revenue	$9,939.3	$3,206.7	$2.2	$—	$13,148.2
Gross profit	639.9	205.9	2.2	—	848.0
Equity in earnings of joint ventures	13.9	15.3	24.4	—	53.6
General and administrative expenses	—	—	(12.6)	(134.7)	(147.3)
Restructuring costs	—	—	—	(107.5)	(107.5)
Operating income	653.8	221.2	14.0	(242.2)	646.8
Segment assets	7,232.2	2,467.9	264.9	1,095.3
Gross profit as a % of revenue	6.4%	6.4%	—	—	6.4%

Geographic Information:

	Fiscal Year Ended
	September 30,	September 30,	September 30,
Long-Lived Assets	2024	2023	2022

	(in millions)
Americas	$3,315.3	$3,478.5	$3,906.7
Europe, Middle East, India, Africa	872.9	803.5	763.6
Asia-Australia-Pacific	370.7	342.3	362.1
Total	$4,558.9	$4,624.3	$5,032.4

Long-lived assets consist of noncurrent assets excluding deferred tax assets.

20.         Major Clients

No single client accounted for 10% or more of the Company’s revenue in any of the past five fiscal years. Approximately 7%, 5%, and 6% of the Company’s revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2024, 2023 and 2022, respectively.

AECOM Technology Corporation

Schedule II: Valuation and Qualifying Accounts

(amounts in millions)

	Balance at	Additions		Other and	Balance at
	Beginning	Charged to Cost		Foreign	the End of
	of Year	of Revenue	Deductions(a)	Exchange Impact	the Year
Allowance for Doubtful Accounts
Fiscal Year 2024	$94.2	$30.9	$(38.7)	$1.5	$87.9
Fiscal Year 2023	$104.0	$40.9	$(50.8)	$0.1	$94.2
Fiscal Year 2022	$92.8	$43.9	$(29.6)	$(3.1)	$104.0
(a)	Primarily relates to accounts written-off and recoveries

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of September 30, 2024 to ensure that information required to be disclosed by us in this Annual Report on Form 10-K or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2024, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our management’s assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2024. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, Ernst & Young LLP, audited our financial statements for the fiscal year ended September 30, 2024 included in this Annual Report on Form 10-K, and has issued an audit report with respect to the effectiveness of the Company’s internal control over financial reporting, a copy of which is included earlier in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarterly period ended September 30, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as each term is defined in Item 408(a) of Regulation S-K, except as follows:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to Be Purchased or Sold
David Gan, Chief Legal Officer	8/20/2024	12/17/2025

Sale of (i) 11,500 shares of common stock, (ii) the number of shares of common stock resulting from the vesting of 6,426 restricted stock awards and accrued dividend equivalents and (iii) the number of shares of common stock resulting from the vesting of Performance Earning Program awards (9,639 shares of common stock at target performance) and accrued dividend equivalents

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2024 year end.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2024 year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Other than with respect to the information relating to our equity compensation plans, which is incorporated herein by reference to Part II, Item 5, “Equity Compensation Plans” of this Form 10-K, the information required by this item is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2024 year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2024 year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2024 year end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:
(1)	The Company’s Consolidated Financial Statements at September 30, 2024 and 2023 and for each of the three years in the period ended September 30, 2024 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report.
(2)	Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended September 30, 2024, 2023 and 2022.
(3)	See Exhibits and Index to Exhibits, below.
(b)	Exhibits.

			Incorporated by
			Reference (Exchange Act
			Filings Located at File
Exhibit			No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	10-K	3.1	11/21/2011
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	S-4	3.2	8/1/2014
3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	10-K	3.3	11/17/2014
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation.	8-K	3.1	1/9/2015
3.5	Certificate of Amendment to the Company’s Certificate of Incorporation.	8-K	3.1	3/3/2017
3.6	Third Amended and Restated Bylaws.	8-K	3.1	5/19/2023
4.1	Form of Common Stock Certificate.	Form 10	4.1	1/29/2007
4.2	Description of Registrant’s Securities.	10-K	4.2	11/19/2020
4.3	Indenture, dated as of February 21, 2017, by and among AECOM, the Guarantors party thereto and U.S. Bank, National Association, as trustee.	8-K	4.1	2/21/2017
4.4	First Supplemental Indenture, dated as of March 13, 2018, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.	8-K	10.3	3/14/2018
4.5	Second Supplemental Indenture, dated as of April 23, 2020, by and among AECOM, the guarantors party thereto and U.S. Bank National Association.	10-Q	10.2	5/6/2020
4.6	Credit Agreement, dated as of October 17, 2014, among AECOM Technology Corporation and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, MUFG Union Bank, N.A., BNP Paribas, JPMorgan Chase Bank, N.A., and the Bank of Nova Scotia, as Co-Syndication Agents, and BBVA Compass, Credit Agricole Corporate and Investment Bank, HSBC Bank USA, National Association, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as Co-Documentation Agents.	8-K	10.1	10/17/2014

			Incorporated by
			Reference (Exchange Act
			Filings Located at File
Exhibit			No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

4.7	Amendment No. 1 to the Credit Agreement, dated as of July 1, 2015, by and among AECOM and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	8-K	10.1	7/7/2015
4.8	Amendment No. 2 to Credit Agreement, dated as of December 22, 2015, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	12/22/2015
4.9	Amendment No. 3 to Credit Agreement and Amendment No. 1 to the Security Agreement, dated as of September 29, 2016, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	9/30/2016
4.10	Amendment No. 4 to Credit Agreement dated as of March 31, 2017, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	4/6/2017
4.11	Amendment No. 5 to Credit Agreement dated as of March 13, 2018, among AECOM, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	3/14/2018
4.12	Amendment No. 6 to Credit Agreement, dated as of November 12, 2018, among AECOM, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L.C. Issuer.	10-K	4.21	11/13/2018
4.13	Amendment No. 7 to Credit Agreement, dated as of January 28, 2020, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A, as administrative agent.	8-K	10.1	2/3/2020
4.14	Amendment No. 8 to the Credit Agreement, dated as of May 1, 2020, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as of administrative agent.	10-Q	10.3	5/6/2020
4.15	2021 Refinancing Amendment to Credit Agreement, dated as of February 8, 2021, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative Agent.	10-Q	10.2	2/10/2021
4.16	Amendment No. 10 to Credit Agreement, dated as of April 13, 2021, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative Agent.	8-K	10.1	4/13/2021
4.17	Amendment No. 11 to Credit Agreement, dated as of June 25, 2021, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative Agent.	8-K	10.1	6/25/2021
4.18	Amendment No. 12 to the Credit Agreement, dated as of May 23, 2023, by and among AECOM and Bank of America, N.A., as Administrative Agent.	10-Q	10.1	8/9/2023
4.19	Amendment No. 13 to Credit Agreement, dated as of May 23, 2023, by and among AECOM and the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	10-Q	10.2	8/9/2023

			Incorporated by
			Reference (Exchange Act
			Filings Located at File
Exhibit			No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

4.20	Amendment No. 14 to Credit Agreement, dated as of April 19, 2024, by and among AECOM, the other Borrowers and Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer.	8-K	10.1	4/25/2024

4.21

Amendment No. 15 to Credit Agreement, dated as of October 29, 2024, by and among AECOM, certain of its subsidiaries as Guarantors, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent.

					X

10.1#	AECOM Technology Corporation Change in Control Severance Policy for Key Executives.	10-Q	10.1	2/7/2018
10.2#	Amended and Restated 2006 Stock Incentive Plan.	Schedule 14A	Annex B	1/21/2011
10.3#	Form of Stock Option Standard Terms and Conditions under 2006 Stock Incentive Plan.	8-K	10.1	12/5/2008
10.4#	AECOM Amended & Restated 2016 Stock Incentive Plan.	Schedule 14A	Annex B	1/19/2017
10.5#	Form Standard Terms and Conditions for Non-Qualified Stock Options under the 2016 Stock Incentive Plan.	10-Q	10.6	5/11/2016
10.6#	AECOM Technology Corporation Executive Deferred Compensation Plan.	8-K	10.1	12/21/2012
10.7#	First Amendment to the AECOM Executive Deferred Compensation Plan.	10-Q	10.3	2/10/2016
10.8#	Second Amendment to the AECOM Executive Deferred Compensation Plan	10-Q	10.3	2/7/2024
10.9#	Third Amendment to the AECOM Executive Deferred Compensation Plan	10-Q	10.4	2/7/2024
10.10#	AECOM Technology Corporation Executive Incentive Plan.	Schedule 14A	Annex A	1/22/2010
10.11#	Form of Special LTI Award Stock Option Terms and Conditions under the 2006 Stock Incentive Plan.	8-K	10.2	3/12/2014
10.12#	AECOM Retirement & Savings Plan (amended and restated effective July 1, 2016).	10-Q	10.1	8/10/2016
10.13#	AECOM Amended and Restated Employee Stock Purchase Plan.	DEF 14A	Annex A	1/23/2019
10.14#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan (Fiscal Year 2019).	10-Q	10.1	2/6/2019
10.15#	Form Standard Terms and Conditions for Performance Earnings Program under the 2016 Stock Incentive Plan (Fiscal Year 2020).	10-Q	10.1	2/5/2020
10.16#	AECOM 2020 Stock Incentive Plan.	DEF 14A	Annex A	1/23/2020
10.17#	Letter Agreement between AECOM and W. Troy Rudd dated June 13, 2020.	10-Q	10.1	8/5/2020
10.18#	Letter Agreement between AECOM and Lara Poloni dated June 13, 2020.	10-Q	10.2	8/5/2020
10.19#	Senior Leadership Severance Plan.	10-Q	10.3	8/5/2020
10.20#	Form Standard Terms and Conditions for Performance Earnings Program under the 2020 Stock Incentive Plan (Fiscal Year 2021).	10-Q	10.1	2/10/2021

			Incorporated by
			Reference (Exchange Act
			Filings Located at File
Exhibit			No. 0-52423)		Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.21#	Form Standard Terms and Conditions for Performance Earnings Program under the 2020 Stock Incentive Plan (Fiscal Year 2023).	10-Q	10.1	2/7/2023
10.22#	Form Standard Terms and Conditions for Restricted Stock Units under the 2020 Stock Incentive Plan (Fiscal 2023)	10-Q	10.2	2/7/2023
10.23#	Form Standard Terms and Conditions for Performance Earnings Program under the 2020 Stock Incentive Plan (Fiscal Year 2024).	10-Q	10.1	2/7/2024
10.24#	Form Standard Terms and Conditions for Restricted Stock Units under the 2020 Stock Incentive Plan (Fiscal 2024)	10-Q	10.2	2/7/2024
10.25#	Employment Agreement, dated March 1, 2023, by and between AECOM and Lara Poloni.	10-Q	10.1	5/9/2023
19.1	Insider Trading Policy.				X
21.1	Subsidiaries of AECOM.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	AECOM Policy for Recovery of Erroneously Awarded Compensation.				X
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended September 30, 2024 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

					X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, formatted in Inline XBRL.				X
#	Management contract or compensatory plan or arrangement.
*	Document has been furnished and not filed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

By:	/s/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer
(Principal Financial Officer)
Date:	November 19, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ W. TROY RUDD W. Troy Rudd	Chief Executive Officer (Principal Executive Officer)	November 19, 2024

/s/ GAURAV KAPOOR Gaurav Kapoor	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	November 19, 2024

/s/ BRADLEY W. BUSS Bradley W. Buss	Director	November 19, 2024

/s/ LYDIA H. KENNARD Lydia H. Kennard	Director	November 19, 2024

/s/ DEREK J. KERR	Director	November 19, 2024
Derek J. Kerr

/s/ KRISTY PIPES Kristy Pipes	Director	November 19, 2024

/s/ DOUGLAS W. STOTLAR	Director (Chairman)	November 19, 2024
Douglas W. Stotlar

/s/ DANIEL R. TISHMAN Daniel R. Tishman	Director	November 19, 2024

/s/ SANDER VAN’T NOORDENDE	Director	November 19, 2024
Sander van’t Noordende

/s/ GEN. JANET C. WOLFENBARGER, USAF RET. Gen. Janet C. Wolfenbarger, USAF Ret.	Director	November 19, 2024