Form 10-Q
period 2024-12-31
AECOM
filed 2025-02-04
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
OR
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 000-52423
________________________________________________________________
AECOM
(Exact name of registrant as specified in its charter)

Delaware	61-1088522
State or Other Jurisdiction Of Incorporation or Organization	I.R.S. Employer Identification Number

13355 Noel Road
Dallas, Texas	75240
Address of Principal Executive Offices	Zip Code
(972) 788-1000
Registrant’s Telephone Number, Including Area Code
________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 31, 2025, 132,689,650 shares of the registrant’s common stock were outstanding.

AECOM

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AECOM
Consolidated Balance Sheets
(unaudited - in thousands, except share data)

	December 31, 2024	September 30, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,337,584	$1,316,945
Cash in consolidated joint ventures	243,072	263,932
Total cash and cash equivalents	1,580,656	1,580,877
Accounts receivable—net	2,648,977	2,793,307
Contract assets	1,800,685	1,806,458
Prepaid expenses and other current assets	758,412	758,693
Current assets held for sale	67,128	77,224
Income taxes receivable	143,500	159,500
TOTAL CURRENT ASSETS	6,999,358	7,176,059
PROPERTY AND EQUIPMENT—NET	362,860	354,377
DEFERRED TAX ASSETS—NET	326,035	326,685
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	144,947	138,067
GOODWILL	3,428,231	3,480,155
INTANGIBLE ASSETS—NET	5,926	6,932
OTHER NON-CURRENT ASSETS	140,949	147,228
OPERATING LEASE RIGHT-OF-USE ASSETS	410,521	432,166
TOTAL ASSETS	$11,818,827	$12,061,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$3,539	$3,080
Accounts payable	2,348,316	2,560,122
Accrued expenses and other current liabilities	2,360,461	2,385,731
Income taxes payable	30,399	27,418
Contract liabilities	1,305,640	1,298,327
Current liabilities held for sale	25,312	35,559
Current portion of long-term debt	65,888	63,844
TOTAL CURRENT LIABILITIES	6,139,555	6,374,081
OTHER LONG-TERM LIABILITIES	153,122	156,406
OPERATING LEASE LIABILITIES, NON-CURRENT	485,132	510,573
DEFERRED TAX LIABILITY-NET	29,152	27,509
PENSION BENEFIT OBLIGATIONS	156,311	172,360
LONG-TERM DEBT	2,456,012	2,450,330
TOTAL LIABILITIES	9,419,284	9,691,259

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock-authorized, 300,000,000 shares of $0.01 par value as of December 31, 2024 and September 30, 2024; issued and outstanding 132,638,253 and 132,552,407 shares as of December 31, 2024 and September 30, 2024, respectively	1,326	1,326
Additional paid-in capital	4,351,963	4,347,197
Accumulated other comprehensive loss	(964,794)	(882,671)
Accumulated deficits	(1,184,485)	(1,281,647)
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,204,010	2,184,205
Noncontrolling interests	195,533	186,205
TOTAL STOCKHOLDERS’ EQUITY	2,399,543	2,370,410
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,818,827	$12,061,669
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended
	December 31, 2024	December 31, 2023
Revenue	$4,014,152	$3,899,920
Cost of revenue	3,745,748	3,655,950
Gross profit	268,404	243,970

Equity in earnings (losses) of joint ventures	9,553	(28,941)
General and administrative expenses	(40,459)	(35,724)
Restructuring costs	—	(16,180)
Income from operations	237,498	163,125

Other income	6,924	2,569
Interest income	16,564	12,102
Interest expense	(43,034)	(41,257)
Income from continuing operations before taxes	217,952	136,539
Income tax expense for continuing operations	29,232	26,658
Net income from continuing operations	188,720	109,881
Net loss from discontinued operations	(9,516)	(1,287)
Net income	179,204	108,594

Net income attributable to noncontrolling interests from continuing operations	(11,370)	(13,117)
Net income attributable to noncontrolling interests from discontinued operations	(792)	(1,039)
Net income attributable to noncontrolling interests	(12,162)	(14,156)

Net income attributable to AECOM from continuing operations	177,350	96,764
Net loss attributable to AECOM from discontinued operations	(10,308)	(2,326)
Net income attributable to AECOM	$167,042	$94,438

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$1.34	$0.71
Basic discontinued operations per share	$(0.08)	$(0.02)
Basic earnings per share	$1.26	$0.69

Diluted continuing operations per share	$1.33	$0.71
Diluted discontinued operations per share	$(0.08)	$(0.02)
Diluted earnings per share	$1.25	$0.69

Weighted average shares outstanding:
Basic	132,500	135,897
Diluted	133,625	137,101
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Comprehensive Income
(unaudited—in thousands)

	Three Months Ended
	December 31, 2024	December 31, 2023
Net income	$179,204	$108,594

Other comprehensive (loss) income, net of tax:
Net unrealized gain (loss) on derivatives, net of tax	9,139	(14,212)
Foreign currency translation adjustments	(105,961)	60,164
Pension adjustments, net of tax	14,311	(8,998)
Other comprehensive (loss) income, net of tax	(82,511)	36,954
Comprehensive income, net of tax	96,693	145,548
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(11,774)	(14,321)
Comprehensive income attributable to AECOM, net of tax	$84,919	$131,227
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Stockholders’ Equity
(unaudited—in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total AECOM Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
BALANCE AT SEPTEMBER 30, 2024	$1,326	$4,347,197	$(882,671)	$(1,281,647)	$2,184,205	$186,205	$2,370,410
Net income	—	—	—	167,042	167,042	12,162	179,204
Dividends declared	—	—	—	(34,614)	(34,614)	—	(34,614)
Other comprehensive loss	—	—	(82,123)	—	(82,123)	(388)	(82,511)
Issuance of stock	5	6,326	—	—	6,331	—	6,331
Repurchases of stock	(5)	(18,383)	—	(35,266)	(53,654)	—	(53,654)
Stock-based compensation	—	16,823	—	—	16,823	—	16,823
Contributions from noncontrolling interests	—	—	—	—	—	10	10
Distributions to noncontrolling interests	—	—	—	—	—	(2,456)	(2,456)
BALANCE AT DECEMBER 31, 2024	$1,326	$4,351,963	$(964,794)	$(1,184,485)	$2,204,010	$195,533	$2,399,543

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total AECOM Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
BALANCE AT SEPTEMBER 30, 2023	$1,362	$4,241,523	$(926,577)	$(1,103,976)	$2,212,332	$171,379	$2,383,711
Net loss	—	—	—	94,438	94,438	14,156	108,594
Dividends declared	—	—	—	(30,074)	(30,074)	—	(30,074)
Other comprehensive income	—	—	36,789	—	36,789	165	36,954
Issuance of stock	9	10,888	—	—	10,897	—	10,897
Repurchases of stock	(11)	(22,123)	—	(70,004)	(92,138)	—	(92,138)
Stock-based compensation	—	15,052	—	—	15,052	—	15,052
Contributions from noncontrolling interests	—	—	—	—	—	2,876	2,876
Distributions to noncontrolling interests	—	—	—	—	—	(7,654)	(7,654)
BALANCE AT DECEMBER 31, 2023	$1,360	$4,245,340	$(889,788)	$(1,109,616)	$2,247,296	$180,922	$2,428,218

See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$179,204	$108,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,297	43,322
Equity in (earnings) losses of unconsolidated joint ventures	(9,553)	28,941
Distribution of earnings from unconsolidated joint ventures	2,754	7,434
Non-cash stock compensation	16,823	15,052
Foreign currency translation	(28,671)	16,587
Other	(4,827)	547
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	161,509	(183,366)
Prepaid expenses and other assets	36,438	(11,754)
Accounts payable	(214,900)	(60,266)
Accrued expenses and other current liabilities	631	121,554
Contract liabilities	7,313	93,745
Other long-term liabilities	(37,929)	(37,327)
Net cash provided by operating activities	151,089	143,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisition, net of cash acquired	—	(18,686)
Investment in unconsolidated joint ventures	(976)	(13,797)
Return of investment in unconsolidated joint ventures	105	—
Proceeds from sale of investments	—	1,870
Other investing activities	16,250	—
Proceeds from disposal of property and equipment	94	69
Payments for capital expenditures	(40,215)	(56,245)
Net cash used in investing activities	(24,742)	(86,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	664,815	1,091,072
Repayments of borrowings under credit agreements	(673,769)	(1,106,061)
Cash paid for debt issuance costs	(687)	—
Dividends paid	(29,141)	(24,475)
Proceeds from issuance of common stock	5,693	9,678
Payments to repurchase common stock	(55,155)	(92,138)
Net distributions to noncontrolling interests	(29,609)	(4,778)
Other financing activities	(3,477)	422
Net cash used in financing activities	(121,330)	(126,280)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,153)	1,104
NET DECREASE IN CASH AND CASH EQUIVALENTS	(136)	(68,902)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,584,862	1,262,152
CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,584,726	1,193,250
LESS CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	(4,070)	(990)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF PERIOD	$1,580,656	$1,192,260
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
The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2024 (the Annual Report). The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
The consolidated financial statements included in this report have been prepared consistently with the accounting policies described in the Annual Report, except as noted, and should be read together with the Annual Report.
The results of operations for the three months ended December 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2025.
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
The Company reports its annual results of operations based on 52- or 53-week periods ending on the Friday nearest September 30. The interim consolidated financial statements are presented for the periods ending on December 27, 2024, and December 29, 2023. For clarity of presentation, all periods are presented as if the periods ended on September 30 and December 31.
2.    New Accounting Pronouncements and Changes in Accounting
In November 2023, the Financial Accounting Standards Board (FASB) amended the guidance of Accounting Standards Codification (ASC) 280, Segment Reporting, requiring public entities to disclose significant segment expenses and other segment items on an annual and interim basis. The new guidance is effective for the Company for its annual financial statements in fiscal year 2025 and for its interim and annual financial statements in fiscal year 2026, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its financial statement presentation.
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
In November 2024, the FASB issued ASU 2024-03 requiring public entities to provide disaggregated disclosures in the notes of the financial statements of certain categories of expenses that are included in expense line items on the face of the income statement on an annual and interim basis. The new guidance is effective for the Company for its annual financial statements in fiscal year 2027 and for its interim and annual financial statements in fiscal year 2028, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its financial statements.

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
The Company completed the sale of its power and oil and gas construction businesses in fiscal 2021 and fiscal 2022, respectively. The Company completed the sale of its civil infrastructure construction business to affiliates of Oroco Capital in the second quarter of fiscal 2021. In the second quarter of fiscal 2024, the Company recorded a $103.1 million loss related to a revised estimate of its contingent consideration receivable recognized in its civil infrastructure construction business.
During the third quarter of fiscal 2024, the Company resolved contingencies related to the sale of its civil infrastructure construction business and received equity in the counterparty, and the Company recorded a $12.7 million gain based on the fair value of the equity received. Concurrently, the Company participated as a member of a lending group in a revolving credit facility for the counterparty, committing to fund $30 million that matures in May 2029. At December 31, 2024, the counterparty had $5.7 million outstanding under the credit facility, and all cash flow were classified as other investing activities.
The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	December 31, 2024	September 30, 2024

Cash and cash equivalents	$4.1	$4.0
Receivables and contract assets	63.0	73.2
Current assets held for sale	$67.1	$77.2

Property and equipment, net	$17.1	$16.7
Other	1.0	1.2
Write-down of assets to fair value less cost to sell	(18.1)	(17.9)
Non-current assets held for sale	$—	$—

Accounts payable and accrued expenses	$25.3	35.6
Current liabilities held for sale	$25.3	$35.6

Long-term liabilities held for sale	$—	$—

The following table represents summarized income statement information of discontinued operations (in millions):

	Three months ended
	December 31, 2024	December 31, 2023

Revenue	$42.6	$54.6
Cost of revenue	50.3	52.7
Gross (loss) margin	(7.7)	1.9
Loss on disposal activities	(4.9)	(3.5)
Loss from operations	(12.6)	(1.6)
Other expense	(0.4)	(0.6)
Loss before taxes	(13.0)	(2.2)
Income tax benefit	(3.4)	(0.9)
Net loss from discontinuing operations	$(9.6)	$(1.3)
The significant components included in our Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Three months ended
	December 31, 2024	December 31, 2023

Payments for capital expenditures	$(0.4)	$—
The changes in the carrying value of goodwill by reportable segment for the three months ended December 31, 2024 were as follows:

	September 30, 2024	Foreign Exchange Impact	December 31, 2024

	(in millions)
Americas	$2,625.7	$(11.0)	$2,614.7
International	854.5	(41.0)	813.5
Total	$3,480.2	$(52.0)	$3,428.2
The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of December 31, 2024 and September 30, 2024, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	December 31, 2024			September 30, 2024
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period

	(in millions)						(years)
Backlog and Customer relationships	$7.4	$(1.5)	$5.9	$671.7	$(664.8)	$6.9	1 - 11

Amortization expense of acquired intangible assets included within cost of revenue was $1.1 million and $4.6 million for the three months ended December 31, 2024 and 2023, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2025 and for the succeeding years:

Fiscal Year	(in millions)
2025 (nine months remaining)	$1.1
2026	1.5
2027	1.5
2028	1.5
2029	0.3
Total	$5.9
4.    Revenue Recognition
The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred, which it believes to be the best measure of progress towards completion of the performance obligation. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These pass-through revenues for the three months ended December 31, 2024 and 2023 were $2.2 billion and $2.2 billion, respectively.
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
Guaranteed Maximum Price Contracts (GMP)
GMP contracts share many of the same contract provisions as cost-plus and fixed-price contracts. As with cost-plus contracts, clients are provided a disclosure of all the project costs, and a lump sum or percentage fee is separately identified. The Company provides clients with a guaranteed price for the overall project (adjusted for change orders issued by clients) and a schedule including the expected completion date. Cost overruns or costs associated with project delays in completion could be the Company’s responsibility. For many of the Company’s GMP contracts, the final price is generally not established until the Company has subcontracted a substantial percentage of the trade contracts with terms consistent with the master contract, and it has negotiated additional contractual limitations, such as waivers of consequential damages as well as aggregate caps on liabilities and liquidated damages. Revenue is recognized for GMP contracts as project costs are incurred relative to total estimated project costs.

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
The following tables present the Company’s revenues disaggregated by revenue sources:

	Three months ended
	December 31, 2024	December 31, 2023

	(in millions)
Cost reimbursable	$1,505.7	$1,617.2
Guaranteed maximum price	1,527.4	1,414.9
Fixed-price	981.1	867.8
Total revenue	$4,014.2	$3,899.9

	Three months ended
	December 31, 2024	December 31, 2023

	(in millions)
Americas	$3,112.1	$3,038.9
Europe, Middle East, India, Africa	537.0	495.4
Asia-Australia-Pacific	365.1	365.6
Total revenue	$4,014.2	$3,899.9
As of December 31, 2024, the Company had allocated $19.1 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 57% is expected to be satisfied within the next twelve months. The majority of remaining performance obligation after the first 12 months are expected to be recognized over a two-year period.
Contract liabilities represent billings as of the balance sheet date, as allowed under the terms of a contract, but not yet recognized as contract revenue pursuant to the Company's revenue recognition policy. The Company recognized revenue of $623.5 million and $527.0 million during the three months ended December 31, 2024 and 2023, respectively, that was included in contract liabilities as of September 30, 2024 and 2023, respectively.
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

Net accounts receivable consisted of the following:

	December 31, 2024	September 30, 2024

	(in millions)
Billed	$2,039.9	$2,184.9
Contract retentions	696.4	696.3
Total accounts receivable—gross	2,736.3	2,881.2
Allowance for doubtful accounts and credit losses	(87.3)	(87.9)
Total accounts receivable—net	$2,649.0	$2,793.3
Substantially all contract assets as of December 31, 2024 and September 30, 2024 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $170 million and $180 million as of December 31, 2024 and September 30, 2024, respectively. The asset related to the Deactivation, Demolition, and Removal Project retained from the MS Purchaser as defined in and discussed in Note 15 is presented in prepaid expense and other current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client but nonetheless represent an unconditional right to cash.
The Company considers a broad range of information to estimate expected credit losses including the related ages of past due balances, projections of credit losses based on historical trends, and collection history and credit quality of its clients. Negative macroeconomic trends or delays in payment of outstanding receivables could result in an increase in the estimated credit losses.
No single client accounted for more than 10% of the Company’s outstanding receivables at December 31, 2024 and September 30, 2024.
The Company sold trade receivables to financial institutions, of which $353.0 million and $319.5 million were outstanding as of December 31, 2024 and September 30, 2024, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.
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

The Company follows guidance on the consolidation of variable interest entities (VIEs) that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. The process for identifying the primary beneficiary of a VIE requires consideration of the factors that indicate a party has the power to direct the activities that most significantly impact the joint venture’s economic performance, including powers granted to the joint venture’s program manager, powers contained in the joint venture governing board and, to a certain extent, a company’s economic interest in the joint venture. The Company analyzes its joint ventures and classifies them as either:
•a VIE that must be consolidated because the Company is the primary beneficiary or the joint venture is not a VIE and the Company holds the majority voting interest with no significant participative rights available to the other partners; or
•a VIE that does not require consolidation and is treated as an equity method investment because the Company is not the primary beneficiary or the joint venture is not a VIE and the Company does not hold the majority voting interest.
As part of the above analysis, if it is determined that the Company has the power to direct the activities that most significantly impact the joint venture’s economic performance, the Company considers whether or not it has the obligation to absorb losses or rights to receive benefits of the VIE that could potentially be significant to the VIE.
Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.
Summary of financial information of the consolidated joint ventures is as follows:

	December 31, 2024 (unaudited)	September 30, 2024

	(in millions)
Current assets	$782.7	$836.9
Non-current assets	83.1	83.1
Total assets	$865.8	$920.0

Current liabilities	$699.8	$763.6
Non-current liabilities	1.5	1.5
Total liabilities	701.3	765.1
Total AECOM deficit	(16.2)	(17.2)
Noncontrolling interests	180.7	172.1
Total owners’ equity	164.5	154.9
Total liabilities and owners’ equity	$865.8	$920.0
Total revenue of the consolidated joint ventures was $443.7 million and $505.1 million for the three months ended December 31, 2024 and 2023, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, was as follows:

	December 31, 2024	September 30, 2024

	(in millions)
Current assets	$1,375.1	$1,379.0
Non-current assets	812.9	799.9
Total assets	$2,188.0	$2,178.9

Current liabilities	$997.8	$976.3
Non-current liabilities	107.4	114.8
Total liabilities	1,105.2	1,091.1
Joint ventures’ equity	1,082.8	1,087.8
Total liabilities and joint ventures’ equity	$2,188.0	$2,178.9

AECOM’s investment in unconsolidated joint ventures	$144.9	$138.1

	Three Months Ended
	December 31, 2024	December 31, 2023

	(in millions)
Revenue	$727.7	$341.6
Cost of revenue	691.6	318.3
Gross profit	$36.1	$23.3
Net income	$36.8	$22.9
Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Three Months Ended
	December 31, 2024	December 31, 2023

	(in millions)
Pass-through joint ventures	$8.4	$7.9
Other joint ventures	1.2	(36.8)
Total	$9.6	$(28.9)
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

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three months ended December 31, 2024 and 2023:

	Three Months Ended
	December 31, 2024		December 31, 2023
	U.S.	Int’l	U.S.	Int’l

	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$—	$—	$0.1
Interest cost on projected benefit obligation	2.0	9.9	2.4	10.7
Expected return on plan assets	(1.2)	(12.8)	(1.4)	(14.1)
Amortization of net loss (gain)	0.9	(0.3)	0.8	(0.6)
Net periodic benefit cost (credit)	$1.7	$(3.2)	$1.8	$(3.9)
The total amounts of employer contributions paid for the three months ended December 31, 2024 were $2.9 million for U.S. plans and $6.1 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2025 are $8.4 million for U.S. plans and $17.2 million for non-U.S. plans.
7.    Debt
Debt consisted of the following:

	December 31, 2024	September 30, 2024

	(in millions)
Credit Agreement	$1,444.9	$1,446.6
2027 Senior Notes	997.3	997.3
Other debt	104.9	95.9
Total debt	2,547.1	2,539.8
Less: Current portion of debt and short-term borrowings	(69.4)	(66.9)
Less: Unamortized debt issuance costs	(21.7)	(22.6)
Long-term debt	$2,456.0	$2,450.3
The following table presents, in millions, scheduled maturities of the Company’s debt as of December 31, 2024:

Fiscal Year
2025 (nine months remaining)	$61.3
2026	31.0
2027	1,020.7
2028	14.4
2029	756.8
Thereafter	662.9
Total	$2,547.1

Credit Agreement
On April 19, 2024, the Company entered into Amendment No. 14 to Syndicated Facility Agreement (as amended, modified or otherwise supplemented, the "Credit Agreement"), pursuant to which the Company obtained a new $1,500,000,000 revolving credit facility (the “New Revolving Credit Facility”), a new $750,000,000 term loan A facility (the “New Term A Facility” and, together with the New Revolving Credit Facility, the “New Pro Rata Facilities”) and a new $700,000,000 term loan B facility (the “New Term B Facility” and, together with the New Pro Rata Facilities, the “New Credit Facilities”). The New Revolving Credit Facility and the New Term A Facility mature on April 19, 2029. The New Term B Facility matures on April 19, 2031. The New Term A Facility and the New Term B Facility were borrowed in full on April 19, 2024 in U.S. dollars. Loans under the New Revolving Credit Facility may be borrowed, and letters of credit thereunder may be issued, in U.S. dollars or in certain foreign currencies. The New Credit Facilities replace in full the Company's existing revolving credit facility, term loan A facility and term loan B facility, and borrowings under the New Credit Facilities were used to refinance in full the Company's existing credit facilities and for general corporate purposes. The Credit Agreement permits the Company to designate certain of its subsidiaries as additional co-borrowers from time to time. Currently, there are no co-borrowers under the New Credit Facilities. On October 29, 2024, the Company entered into Amendment No. 15 to Syndicated Facility Agreement, pursuant to which the Company reduced the interest rate spread applicable to its New Term B Facility.
Borrowings under (a) the New Revolving Credit Facility (in U.S. dollars) and the New Term A Facility bear interest at a rate per annum equal to, at the Company’s option, (i) a Term SOFR rate (with a 0% floor and SOFR adjustment of 0.10%) or (ii) a base rate (with a 0% floor), in each case, plus an applicable margin of 1.225% in the case of the Term SOFR rate and 0.225% in the case of the base rate, and (b) the New Revolving Credit Facility in currencies other than U.S. dollars bear interest at a rate per annum equal to the applicable reference rate for such currency (including any related adjustments), plus an applicable margin of 1.225%. The applicable margin is subject, in each case, to adjustment based on the Company’s consolidated leverage ratio from time to time.
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
The Credit Agreement contains customary negative covenants that include, among other things, limitations on the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets and transact with affiliates. The Company is also required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenant”). The Financial Covenant does not apply to the New Term B Facility. As of December 31, 2024, the Company was in compliance with the covenants of the Credit Agreement.
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
At December 31, 2024 and September 30, 2024, letters of credit totaled $4.4 million and $4.4 million, respectively, under the Company’s New Revolving Credit Facility. As of December 31, 2024 and September 30, 2024, the Company had $1,495.6 million and $1,495.6 million, respectively, available under its New Revolving Credit Facility.
2027 Senior Notes
On February 21, 2017, the Company completed a private placement offering of $1,000,000,000 aggregate principal amount of its unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, the Company completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of December 31, 2024, the estimated fair value of the 2027 Senior Notes was approximately $979.8 million. The fair value of the 2027 Senior Notes as of December 31, 2024 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.
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
The Company was in compliance with the covenants relating to the 2027 Senior Notes as of December 31, 2024.
Other Debt and Other Items
Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At December 31, 2024 and September 30, 2024, these outstanding standby letters of credit totaled $930.2 million and $934.5 million, respectively. As of December 31, 2024, the Company had $390.9 million available under these unsecured credit facilities.
Effective Interest Rate
The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap and interest rate cap agreements, during the three months ended December 31, 2024 and 2023 was 5.2% and 5.4%, respectively.
Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three months ended December 31, 2024 and 2023 of $1.4 million and $1.2 million, respectively.
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

The notional principal, fixed rates and related effective and expiration dates of the Company’s outstanding interest rate swap agreements were as follows:

December 31, 2024
Notional Amount Currency	Notional Amount (in millions)	Fixed Rate	Effective Date	Expiration Date
USD	400.0	1.283%	February 2023	March 2028

September 30, 2024
Notional Amount Currency	Notional Amount (in millions)	Fixed Rate	Effective Date	Expiration Date
USD	400.0	1.283%	February 2023	March 2028
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
See Note 14 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the three months ended December 31, 2024 and 2023. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.
Other Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the three months ended December 31, 2024 and 2023.
Fair Value Measurements
The fair values of the interest rate swap and interest rate cap agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as SOFR rate curves, futures, volatilities and basis spreads (when applicable).
As discussed in Note 3, the Company received an equity investment in the civil infrastructure construction business buyer and concurrently participated as a member of a lending group in a revolving credit facility. The Company elected the fair value option for its equity investment due to the availability of quoted prices of identical assets. The fair value option was also elected for the credit facility investment. Changes in fair value of both investments are classified within other income on the consolidated statements of operations. The Company records interest income at the stated coupon rate of the credit facility and classifies it within interest income on the consolidated statement of operations. Fair value for the equity investment is determined using Level 1 inputs, and fair value of the credit facility investment is determined using Level 3 inputs, such as estimated cash flows and estimated discount rates. The Company recorded a gain of $5.0 million in other income in the first quarter of fiscal 2025 representing the increase in fair value of these investments.

Below are the Company's non-pension financial assets and liabilities recorded at fair value on a recurring basis within the ASC 820-10 fair value hierarchy:

	December 31, 2024
	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Interest rate contracts	Other current assets	$—	$10.5	$—	$10.5
Interest rate contracts	Other non-current assets	—	23.3	—	23.3
Interest rate contracts	Other current liabilities	—	(0.3)	—	(0.3)
Credit facility investment	Other non-current assets	—	—	6.2	6.2
Equity investment	Other non-current assets	24.4	—	—	24.4
Total net assets at fair value		$24.4	$33.5	$6.2	$64.1

	September 30, 2024
	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Interest rate contracts	Other current assets	$—	$9.2	$—	$9.2
Interest rate contracts	Other non-current assets	—	16.5	—	16.5
Interest rate contracts	Other current liabilities	—	(0.9)	—	(0.9)
Interest rate contracts	Other long-term liabilities	—	(3.6)	—	(3.6)
Credit facility investment	Other non-current assets	—	—	21.9	21.9
Equity investment	Other non-current assets	19.4	—	—	19.4
Total net assets at fair value		$19.4	$21.2	$21.9	$62.5
The table below sets forth a summary of changes in the fair value of the Company's Level 3 investment assets:

	Three months ended December 31, 2024
	Beginning Balance	Investment Gains/(Losses)	Interest Earned	Loans	Collections	Ending Balance
Credit facility investment including accrued interest	$21.9	—	0.6	6.0	(22.3)	$6.2
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

Restricted stock units and PEP unit activity for the three months ended December 31 was as follows:

	2024				2023
	Restricted Stock Units	Weighted Average Grant-Date Fair Value	PEP Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value	PEP Units	Weighted Average Grant-Date Fair Value
	(in millions)		(in millions)		(in millions)		(in millions)
Outstanding at September 30,	0.8	$83.96	0.7	$95.38	0.8	$68.34	0.7	$75.54
Granted	0.2	$111.45	0.2	$129.50	0.3	$92.27	0.2	$104.66
PEP units earned	—	$—	0.1	$85.46	—	$—	0.2	$52.50
Vested	(0.2)	$74.63	(0.3)	$85.46	(0.3)	$47.82	(0.4)	$52.50
Outstanding at December 31,	0.8	$95.45	0.7	$109.68	0.8	$83.56	0.7	$95.29
Total compensation expense related to these share-based payments including stock options was $16.8 million and $15.1 million during the three months ended December 31, 2024 and 2023, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of December 31, 2024 and September 30, 2024 was $105.5 million and $68.7 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.
10.   Income Taxes
The Company’s effective tax rate was 13.4% and 19.5% for the three months ended December 31, 2024 and 2023, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the three-month period ended December 31, 2024 were a tax benefit of $20.1 million related to deferred tax assets recognized due to legal entity restructuring, tax benefit of $17.6 million related to income tax credits and incentives, tax expense of $15.1 million related to foreign residual income, and tax expense of $6.1 million related to state income taxes. All these items, except for the deferred tax assets benefit, are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year.
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

During the first quarter of fiscal 2025, the Company recognized deferred tax assets of $20.1 million related to legal entity restructuring. The restructuring resulted in the recognition of deferred tax assets related to tax attributes that are expected to be utilized against future taxable income.
During the first quarter of fiscal 2024, the Company settled its tax audit in Hong Kong for fiscal year 2011 through fiscal year 2021 and recorded a tax benefit of $6.9 million due primarily to changes in uncertain tax positions.
The Company is utilizing the annual effective tax rate method under ASC 740 to compute its interim tax provision. The Company’s effective tax rate fluctuates from quarter to quarter due to various factors including the change in the mix of global income and expenses, outcomes of administrative audits, changes in the assessment of valuation allowances due to management’s consideration of new positive or negative evidence during the quarter, and changes in enacted tax laws. The U.S. and many international legislative and regulatory bodies have proposed legislation that could significantly impact how our business activities are taxed. These proposed changes could have a material impact on the Company’s income tax expense and deferred tax balances.
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
11.   Earnings Per Share
Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three months ended December 31, 2024 and for the three months ended December 31, 2023, equity awards excluded from the calculation of potential common shares were not significant.
The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended
	December 31, 2024	December 31, 2023

	(in millions)
Denominator for basic earnings per share	132.5	135.9
Potential common shares	1.1	1.2
Denominator for diluted earnings per share	133.6	137.1
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

The components of lease expenses are as follows:

	Three Months Ended
	December 31, 2024	December 31, 2023

	(in millions)
Operating lease cost	$36.9	$37.4
Finance lease cost:
Amortization of right-of-use assets	8.1	6.8
Interest on lease liabilities	0.9	0.8
Variable lease cost	8.2	8.9
Total lease cost	$54.1	$53.9
Additional balance sheet information related to leases is as follows:

		As of	As of
(in millions except as noted)	Balance Sheet Classification	December 31, 2024	September 30, 2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$410.5	$432.2
Finance lease assets	Property and equipment – net	70.3	62.1
Total lease assets		$480.8	$494.3

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$129.7	$135.1
Finance lease liabilities	Current portion of long-term debt	27.7	25.5
Total current lease liabilities		157.4	160.6
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	485.1	510.6
Finance lease liabilities	Long-term debt	42.2	35.7
Total non-current lease liabilities		$527.3	$546.3

	As of	As of
	December 31, 2024	September 30, 2024
Weighted average remaining lease term (in years):
Operating leases	6.1	6.2
Finance leases	2.8	2.6
Weighted average discount rates:
Operating leases	5.2%	5.1%
Finance leases	4.7%	4.4%

Additional cash flow information related to leases is as follows:

	Three Months Ended
	December 31, 2024	December 31, 2023

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41.9	$46.2
Operating cash flows from finance leases	0.9	0.8
Financing cash flows from finance leases	7.5	7.6
Right-of-use assets obtained in exchange for new operating leases	21.6	11.6
Right-of-use assets obtained in exchange for new finance leases	17.9	11.5
Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases

Fiscal Year	(in millions)
2025 (nine months remaining)	$118.5	$23.5
2026	137.4	26.1
2027	106.8	17.6
2028	92.5	7.9
2029	77.2	0.1
Thereafter	188.1	—
Total lease payments	$720.5	$75.2
Less: Amounts representing interest	$(105.7)	$(5.3)
Total lease liabilities	$614.8	$69.9
13.   Other Financial Information
Accrued expenses and other current liabilities consist of the following:

	December 31, 2024	September 30, 2024

	(in millions)
Accrued salaries and benefits	$596.9	$620.4
Accrued contract costs	1,379.8	1,354.7
Other accrued expenses	383.8	410.6
Total	$2,360.5	$2,385.7
Accrued contract costs above include balances related to professional liability accruals of $833.0 million and $831.8 million as of December 31, 2024 and September 30, 2024, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of December 31, 2024 and September 30, 2024. The Company did not have material revisions to estimates for contracts where revenue is recognized using the input method during the three months ended December 31, 2024 and 2023. During the first three months of fiscal 2025, the Company did not initiate any new transformational restructuring activities. During the first three months of fiscal 2024, the Company incurred restructuring expenses of $16.2 million, including personnel and other costs of $8.7 million and real estate costs of $7.5 million, of which $5.0 million was accrued and unpaid at December 31, 2023.

On November 18, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share, which was paid on January 17, 2025 to stockholders of record as of the close of business on January 2, 2025.
As of December 31, 2024, accrued and unpaid dividends totaled $37.3 million and were classified within other accrued expenses on the consolidated balance sheet.

14.   Reclassifications out of Accumulated Other Comprehensive Loss
The accumulated balances and reporting period activities for the three months ended December 31, 2024 and 2023 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2024	$(252.0)	$(646.5)	$15.8	$(882.7)
Other comprehensive (loss) income before reclassification	13.8	(105.5)	11.9	(79.8)
Amounts reclassified from accumulated other comprehensive income (loss)	0.5	—	(2.8)	(2.3)
Balances at December 31, 2024	$(237.7)	$(752.0)	$24.9	$(964.8)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2023	$(226.0)	$(739.7)	$39.1	$(926.6)
Other comprehensive (loss) income before reclassification	(9.1)	60.0	(10.6)	40.3
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	—	(3.6)	(3.5)
Balances at December 31, 2023	$(235.0)	$(679.7)	$24.9	$(889.8)
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
In the ordinary course of business, the Company may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. The Company’s unsecured credit arrangements are used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At December 31, 2024 and September 30, 2024, these outstanding standby letters of credit totaled $930.2 million and $934.5 million, respectively. As of December 31, 2024, the Company had $390.9 million available under these unsecured credit facilities. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.
At December 31, 2024, the Company was contingently liable in the amount of approximately $934.6 million in issued standby letters of credit and $5.2 billion in issued surety bonds primarily to support project execution.

In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.
The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At December 31, 2024, the Company has capital commitments of $5.1 million to the Fund over the next 4 years.
In addition, in connection with the investment activities of AECOM Capital, the Company provides guarantees of certain contractual obligations, including guarantees for completion of projects, limited debt repayment, environmental indemnity obligations and other lender required guarantees.
In February 2024, the Company was informed of a potential liability as one of the indemnitors on a divested business’ surety bonds. The Company does not have sufficient information to determine the range of potential impacts; however, it is reasonably possible that the Company may incur additional costs related to these bonds.
In connection with the resolution of contingencies related to the sale of the civil infrastructure construction business, the Company agreed to act as an additional guarantor on the counterparty’s existing debt, which was extended to April 30, 2025.
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
Due to unanticipated requirements and permitting delays by federal and state agencies, as well as delays and related ground stabilization activities caused by Hurricane Irene in 2011, the Former Affiliate was required to perform work outside the scope of the Task Order Modification. In December 2014, the Former Affiliate submitted an initial set of claims against the DOE pursuant to the Contracts Disputes Acts seeking recovery of $103 million, including additional fees on changed work scope (the “2014 Claims”). On December 6, 2019, the Former Affiliate submitted a second set of claims against the DOE seeking recovery of an additional $60.4 million, including additional project costs and delays outside the scope of the contract as a result of differing site and ground conditions (the “2019 Claims”). The Former Affiliate also submitted three alternative breach of contract claims to the 2014 Claims and the 2019 Claims that may entitle the Former Affiliate to recovery of $148.5 million to $329.4 million. On December 30, 2019, the DOE denied the Former Affiliate’s 2014 Claims. On September 25, 2020, the DOE denied the Former Affiliate’s 2019 Claims. The Company filed an appeal of these decisions on December 20, 2020 in the Court of Federal Claims. Deconstruction, decommissioning and site restoration activities are complete.
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

Refinery Turnaround Project
The Former Affiliate of the Company entered into an agreement to perform turnaround maintenance services during a planned shutdown at a refinery in Montana in December 2017. The turnaround project was completed in February 2019. Due to circumstances outside of the Company’s Former Affiliate’s control, including client directed changes and delays and the refinery’s condition, the Company’s Former Affiliate performed additional work outside of the original contract of over $90 million and is entitled to payment from the refinery owner of approximately $144 million. In March 2019, the refinery owner sent a letter to the Company's Former Affiliate alleging it incurred approximately $79 million in damages due to the Company's Former Affiliate's project performance. In April 2019, the Company’s Former Affiliate filed and perfected a $132 million construction lien against the refinery for unpaid labor and materials costs. In August 2019, following a subcontractor complaint filed in the Thirteenth Judicial District Court of Montana asserting claims against the refinery owner and the Company’s Former Affiliate, the refinery owner crossclaimed against the Company’s Former Affiliate and the subcontractor. In October 2019, following the subcontractor’s dismissal of its claims, the Company’s Former Affiliate removed the matter to federal court and cross claimed against the refinery owner. In December 2019, the refinery owner claimed $93.0 million in damages and offsets against the Company’s Former Affiliate.
On January 31, 2020, the Company completed the sale of its Management Services business, including the Former Affiliate, to the MS Purchaser; however, the Refinery Turnaround Project, including related claims and liabilities, has been retained by the Company.
A jury trial was completed on February 1, 2025, resulting in a favorable verdict for the Company that will result in positive cash inflow in the near term. Based on the verdict and current estimate of recovery of items under post-verdict motions, the Company recorded an immaterial loss in the Company's Consolidated Statement of Operations for the three months ended December 31, 2024. As the project was completed prior to the sale of the Former Affiliate, the loss is reported in discontinued operations. The Company will continue to assess and revise, as needed, the estimated recovery as post-verdict motions progress.
16.   Reportable Segments
The Company manages its operations under three reportable segments according to their geographic regions and business activities. In identifying its reportable segments, the Company considered the financial information provided to its chief operating decision maker (CODM), who is the chief executive officer. The financial data is organized by geographic region and global business lines. The CODM uses this information to allocate resources and assess the performance of the segments primarily based on revenue less pass-through revenue and attributable earnings before interest, tax, and amortization expense. After considering various factors, including the development and utilization of financial data to the CODM, the Company concluded that identifying its operating segments by geography was consistent with the objectives of ASC 280-10. Certain operating segments have been aggregated based on similar characteristics, including long-term financial performance, the nature of services provided, internal process for delivering those services, and types of customers, to arrive at the Company’s reportable segments. The Company’s Americas reportable segment provides planning, consulting, architectural and engineering design services, and construction management services to public and private clients in the United States, Canada, and Latin America and is comprised of the Design and Consulting Services Americas and Construction Management operating segments. The Company’s International reportable segment provides similar professional services to public and private clients in Europe and India, the Middle East and Africa, Asia, and Australia and New Zealand and is comprised of the operating segments in those geographic regions. The Company’s AECOM Capital (ACAP) operating segment is its own reportable segment and primarily invests in and develops real estate projects. Certain expenses that are determined to be related to the Company as a whole are not deemed to be part of an operating segment but are reported within Corporate.

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Americas	International	AECOM Capital	Corporate	Total

	($ in millions)
Three Months Ended December 31, 2024:
Revenue	$3,112.0	$902.0	$0.2	$—	$4,014.2
Gross profit	190.2	78.0	0.2	—	268.4
Equity in earnings of joint ventures	5.5	2.9	1.2	—	9.6
General and administrative expenses	—	—	(2.4)	(38.1)	(40.5)
Operating income (loss)	195.7	80.9	(1.0)	(38.1)	237.5
Gross profit as a % of revenue	6.1%	8.6%	—	—	6.7%

Three Months Ended December 31, 2023:
Revenue	$3,038.7	$861.0	$0.2	$—	$3,899.9
Gross profit	171.0	72.8	0.2	—	244.0
Equity in earnings (losses) of joint ventures	3.6	4.3	(36.9)	—	(29.0)
General and administrative expenses	—	—	(2.4)	(33.3)	(35.7)
Restructuring costs	—	—	—	(16.2)	(16.2)
Operating income (loss)	174.6	77.1	(39.1)	(49.5)	163.1
Gross profit as a % of revenue	5.6%	8.5%	—	—	6.3%

Total assets
December 31, 2024	$7,832.7	$2,610.3	$53.6	$1,255.1
September 30, 2024	$7,988.1	$2,734.5	$53.2	$1,208.7

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business, operations and strategy, and infrastructure consulting industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to our future revenues, expenditures and business trends; future reduction of our self-perform at-risk construction exposure; future accounting estimates; future contractual performance obligations; future conversions of backlog; future capital allocation priorities, including common stock repurchases, future trade receivables, future debt pay downs; future post-retirement expenses; future tax benefits and expenses, and the impact of future tax laws; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; future costs savings; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; potential government shutdowns; changes in administration or other funding directives and circumstances may cause governmental agencies to modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; long-term government contracts and subject to uncertainties related to government contract appropriations; losses under fixed-price contracts; limited control over operations run through our joint venture entities; liability for misconduct by our employees or consultants; changes in government laws, regulations and policies, including failure to comply with laws or regulations applicable to our business; maintaining adequate surety and financial capacity; potential high leverage and inability to service our debt and guarantees; ability to continue payment of dividends; exposure to political and economic risks in different countries, including tariffs and trade policies, geopolitical events, and conflicts; inflation, currency exchange rates and interest rate fluctuations; changes in capital markets and stock market volatility; retaining and recruiting key technical and management personnel; legal claims and litigation; inadequate insurance coverage; environmental law compliance and inadequate nuclear indemnification; unexpected adjustments and cancellations related to our backlog; partners and third parties who may fail to satisfy their legal obligations; managing pension costs; AECOM Capital’s real estate development; cybersecurity issues, IT outages and data privacy; risks associated with the benefits and costs of the sale of our Management Services and self-perform at-risk civil infrastructure, power construction, and oil and gas construction businesses, including the risk that any purchase adjustments from those transactions could be unfavorable and any future proceeds owed to us as part of the transactions could be lower than we expect; as well as other additional risks and factors discussed in this Quarterly Report on Form 10-Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.
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
•Americas: Planning, advisory, consulting, architectural and engineering design, construction management and program management services to public and private clients in the United States, Canada, and Latin America in major end markets such as transportation, water, government, facilities, environmental, and energy.
•International: Planning, advisory, consulting, architectural and engineering design services and program management to public and private clients in Europe, the Middle East, India, Africa and the Asia-Australia-Pacific regions in major end markets such as transportation, water, government, facilities, environmental, and energy.
•AECOM Capital (ACAP): Primarily invests in and develops real estate projects.
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
At December 31, 2024, we had approximately $974.8 million remaining of the Board’s stock repurchase authorization. On November 13, 2024, the Board approved an increase in our stock repurchase authorization to $1.0 billion. We intend to deploy future available cash towards dividends and stock repurchases consistent with our returns driven capital allocation policy.
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

Results of Operations
Three months ended December 31, 2024 compared to the three months ended December 31, 2023
Consolidated Results

	Three Months Ended
	December 31, 2024	December 31, 2023	Changes
			$	%

	($ in millions)
Revenue	$4,014.2	$3,899.9	$114.3	2.9%
Cost of revenue	3,745.8	3,655.9	89.9	2.5
Gross profit	268.4	244.0	24.4	10.0
Equity in earnings (losses) of joint ventures	9.6	(29.0)	38.6	(133.1)
General and administrative expenses	(40.5)	(35.7)	(4.8)	13.4
Restructuring costs	—	(16.2)	16.2	(100.0)
Income from operations	237.5	163.1	74.4	45.6
Other income	6.9	2.6	4.3	165.4
Interest income	16.6	12.1	4.5	37.2
Interest expense	(43.0)	(41.3)	(1.7)	4.1
Income from continuing operations before taxes	218.0	136.5	81.5	59.7
Income tax expense for continuing operations	29.3	26.6	2.7	10.2
Net income from continuing operations	188.7	109.9	78.8	71.7
Net loss from discontinued operations	(9.6)	(1.3)	(8.3)	638.5
Net income	179.1	108.6	70.5	64.9
Net income attributable to noncontrolling interests from continuing operations	(11.3)	(13.1)	1.8	(13.7)
Net income attributable to noncontrolling interests from discontinued operations	(0.8)	(1.1)	0.3	(27.3)
Net income attributable to noncontrolling interests	(12.1)	(14.2)	2.1	(14.8)
Net income attributable to AECOM from continuing operations	177.4	96.8	80.6	83.3
Net loss attributable to AECOM from discontinued operations	(10.4)	(2.4)	(8.0)	333.3
Net income attributable to AECOM	$167.0	$94.4	$72.6	76.9%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31, 2024	December 31, 2023
Revenue	100.0%	100.0%
Cost of revenue	93.3	93.7
Gross profit	6.7	6.3
Equity in earnings (losses) of joint ventures	0.2	(0.7)
General and administrative expenses	(1.0)	(1.0)
Restructuring costs	0.0	(0.4)
Income from operations	5.9	4.2
Other income	0.2	0.1
Interest income	0.4	0.3
Interest expense	(1.1)	(1.1)
Income from continuing operations before taxes	5.4	3.5
Income tax expense for continuing operations	0.7	0.7
Net income from continuing operations	4.7	2.8
Net loss from discontinued operations	(0.2)	0.0
Net income	4.5	2.8
Net income attributable to noncontrolling interests from continuing operations	(0.3)	(0.3)
Net income attributable to noncontrolling interests from discontinued operations	0.0	(0.1)
Net income attributable to noncontrolling interests	(0.3)	(0.4)
Net income attributable to AECOM from continuing operations	4.4	2.5
Net loss attributable to AECOM from discontinued operations	(0.2)	(0.1)
Net income attributable to AECOM	4.2%	2.4%
Revenue

Our revenue for the three months ended December 31, 2024 increased $114.3 million, or 2.9%, to $4,014.2 million as compared to $3,899.9 million for the corresponding period last year.
Revenue increased across most of our end markets as a result of increased investment by large, publicly financed, global infrastructure programs including the Infrastructure Investment and Jobs Act in the U.S. and similar large programs in our largest end markets globally. Our Water end market has been benefiting from increased investment to address drought, flooding, emerging contaminant remediation, water storage,and clean and safe drinking water. Our Transportation end market has been benefiting from incremental investments across the globe to modernize transportation infrastructure and address growth and urbanization trends, while our Environment end market has been benefiting from infrastructure that requires permitting, compliance, and remediation as well as investments in energy. Our Facilities end market has been benefiting from positive trends in asset maintenance repositioning and demand for modern, efficient facilities. The quantification of the impact of these trends by end market is noted within our Americas and International reportable segments discussion below, where applicable, and represents substantially all of our revenue change.
In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because these pass-through revenues can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Pass-through revenues for the quarters ended December 31, 2024 and 2023 were $2.2 billion for both periods. Pass-through revenue as a percentage of total revenue was 55% and 56% during the three months ended December 31, 2024 and 2023, respectively.

Cost of Revenue
Our cost of revenue increased to $3,745.8 million for the three months ended December 31, 2024 compared to $3,655.9 million for the corresponding period last year, an increase of $89.9 million, or 2.5%.
Substantially all of the change in our cost of revenue for the three months ended December 31, 2024 occurred in our Americas and International reportable segments, which is discussed in more detail below.
Gross Profit
Our gross profit for the three months ended December 31, 2024 increased $24.4 million, or 10.0%, to $268.4 million as compared to $244.0 million for the corresponding period last year. For the three months ended December 31, 2024, gross profit, as a percentage of revenue, increased to 6.7% from 6.3% in the corresponding period last year.
Gross profit changes were due to the reasons noted in our Americas and International reportable segments below.
Equity in Earnings of Joint Ventures
Our equity in earnings of joint ventures for the three months ended December 31, 2024 was $9.6 million as compared to equity in losses of $29.0 million in the corresponding period last year.
The increase in equity in earnings of joint ventures for the three months ended December 31, 2024 compared to the same period in the prior year was primarily due to impairment losses of $35.9 million recorded by our AECOM Capital segment in fiscal 2024 that did not repeat in fiscal 2025.
General and Administrative Expenses
Our general and administrative expenses for the three months ended December 31, 2024 increased $4.8 million, or 13.4%, to $40.5 million as compared to $35.7 million for the corresponding period last year. For the three months ended December 31, 2024, general and administrative expenses, as a percentage of revenue, was 1.0% which was consistent with the corresponding period last year. The increase in general and administrative expenses was primarily due to increased costs related to investments to drive organic growth.
Restructuring Costs
Restructuring costs are comprised of personnel costs, real estate costs, and costs associated with business exits. No new transformative restructuring actions were initiated during the three months ended December 31, 2024. During the three months ended December 31, 2023, we incurred restructuring costs of $16.2 million, primarily related to costs incurred to continue to align our real estate portfolio with our employee flexibility initiatives, and continue our exit of certain countries in Southeast Asia.
Other Income
Our other income for the three months ended December 31, 2024 increased to $6.9 million from $2.6 million for the corresponding period last year.
The increase in other income for the three months ended December 31, 2024 was primarily due to the increase in fair value of our investments measured at fair value.
Interest Income
Our interest income for the three months ended December 31, 2024 increased to $16.6 million from $12.1 million for the corresponding period last year.
The increase in interest income for the three months ended December 31, 2024 was primarily due to an increase in our interest-bearing assets.

Interest Expense
Our interest expense for the three months ended December 31, 2024 was $43.0 million as compared to $41.3 million for the corresponding period last year.
The increase in interest expense for the three months ended December 31, 2024 was primarily due to an increase in our debt as compared to the prior year.
Income Tax Expense
Our income tax expense for the three months ended December 31, 2024 was $29.3 million as compared to
$26.6 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year was due primarily to the tax impact of an increase in pre-tax income of $81.5 million, partially offset by a tax benefit of $20.1 million related to deferred tax assets recognized due to legal entity restructuring implemented in the first quarter of fiscal 2025, and a tax benefit of $6.9 million related to an audit settlement in the first quarter of fiscal 2024 that did not repeat if fiscal 2025.

During the first quarter of fiscal 2025, we recognized deferred tax assets of $20.1 million related to legal entity restructuring. The restructuring resulted in the recognition of deferred tax assets related to tax attributes that are expected to be utilized against future taxable income.

During the first quarter of fiscal 2024, we settled our tax audit in Hong Kong for fiscal year 2011 through fiscal year 2021 and recorded a tax benefit of $6.9 million due primarily to changes in uncertain tax positions.
Net Loss From Discontinued Operations
During the first quarter of fiscal 2020, management approved a plan to dispose of via sale our self-perform at-risk construction businesses. As a result of these strategic actions, the self-perform at-risk construction businesses were classified as discontinued operations.
Net loss from discontinued operations was $9.6 million for the three months ended December 31, 2024 and was $1.3 million for the three months ended December 31, 2023, an increase of $8.3 million. The increase was primarily due to a change in our expected recovery on a project completed prior to the sale of our at-risk power construction business.
Net Income Attributable to AECOM
The factors described above resulted in net income attributable to AECOM of $167.0 million for the three months ended December 31, 2024 as compared to net income attributable to AECOM of $94.4 million for the three months ended December 31, 2023.
Results of Operations by Reportable Segment
Americas

	Three Months Ended
	December 31, 2024	December 31, 2023	Change
			$	%

	($ in millions)
Revenue	$3,112.0	$3,038.7	$73.3	2.4%
Cost of revenue	2,921.8	2,867.7	54.1	1.9
Gross profit	$190.2	$171.0	$19.2	11.2%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31, 2024	December 31, 2023
Revenue	100.0%	100.0%
Cost of revenue	93.9	94.4
Gross profit	6.1%	5.6%
Revenue
Revenue for our Americas segment for the three months ended December 31, 2024 increased $73.3 million, or 2.4%, to $3,112.0 million as compared to $3,038.7 million for the corresponding period last year.
The increase in revenue for the three months ended December 31, 2024 was primarily driven by organic growth. Pass-through revenues on contracts for which we subcontract work on behalf of our clients was flat compared to the corresponding period last year. Revenue from increased project activity in the Americas included growth in our Transportation end market of $58.7 million, or 11.3%, Water and Environment end markets of $35.7 million, or 7.1%, and Energy end market of $19.6 million, or 58.5%, partially offset by a decrease in our Facilities end market of $39.8 million, or 2.0%, compared to the corresponding period last year, which have benefited from the end market trends discussed in the consolidated revenue section above.
Cost of Revenue
Cost of revenue for our Americas segment for the three months ended December 31, 2024 increased by $54.1 million, or 1.9%, to $2,921.8 million compared to $2,867.7 million for the corresponding period last year.
The increase in cost of revenue for the three months ended December 31, 2024 was consistent with the increases in revenue. The increase in cost of revenue for the three months ended December 31, 2024 was due to higher labor volume compared to the same period in the prior year.
Gross Profit
Gross profit for our Americas segment for the three months ended December 31, 2024 increased $19.2 million, or 11.2%, to $190.2 million as compared to $171.0 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.1% of revenue for the three months ended December 31, 2024 from 5.6% in the corresponding period last year.
The increase in gross profit and gross profit as a percentage of revenue for the three months ended December 31, 2024 was primarily due to revenue growth and delivery efficiencies realized from cost reductions. In addition, underlying revenue, excluding pass-through revenues, increased as noted above.
International

	Three Months Ended
	December 31, 2024	December 31, 2023	Change
			$	%

	($ in millions)
Revenue	$902.0	$861.0	$41.0	4.8%
Cost of revenue	824.0	788.2	35.8	4.5
Gross profit	$78.0	$72.8	$5.2	7.1%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31, 2024	December 31, 2023
Revenue	100.0%	100.0%
Cost of revenue	91.4	91.5
Gross profit	8.6%	8.5%
Revenue
Revenue for our International segment for the three months ended December 31, 2024 increased $41.0 million, or 4.8%, to $902.0 million as compared to $861.0 million for the corresponding period last year.
The increase in revenue for the three months ended December 31, 2024 was primarily due to growth in the Middle East of $34.7 million and the U.K. of $4.1 million, partially offset by a decrease in Australia of $7.9 million, compared to the corresponding period last year. Growth was led by our Facilities end market, which increased $51.4 million, or 15.6%, partially offset by a decrease in our Transportation end market of $13.3 million, or 4.2%, compared to the corresponding period last year, which have benefited from the end market trends discussed in the consolidated revenue section above.
Cost of Revenue
Cost of revenue our International segment for the three months ended December 31, 2024 increased $35.8 million, or 4.5%, to $824.0 million as compared to $788.2 million for the corresponding period last year.
The increase in cost of revenue for the three months ended December 31, 2024 was consistent with the increase in revenue and was due to increases in subcontractor and other direct costs of $20.7 million and labor expenses of $15.1 million.
Gross Profit
Gross profit for our International segment for the three months ended December 31, 2024 increased $5.2 million, or 7.1%, to $78.0 million as compared to $72.8 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 8.6% of revenue for the three months ended December 31, 2024 from 8.5% in the corresponding period last year.
The increase in gross profit and gross profit as a percentage of revenue for the three months ended December 31, 2024 were primarily due to an increase in revenue and reduced costs resulting from ongoing exiting of lower margin countries, ongoing investments to expand enterprise capability centers, shared service centers, and delivery efficiencies.
AECOM Capital

	Three Months Ended
	December 31, 2024	December 31, 2023	Change
			$	%

	($ in millions)
Revenue	$0.2	$0.2	$—	—%
Equity in earnings (losses) of joint ventures	$1.2	$(36.9)	$38.1	(103.3)%
General and administrative expenses	$(2.4)	$(2.4)	$—	—%
Equity in earnings of joint ventures for the three months ended December 31, 2024 increased $38.1 million, or 103.3%, to $1.2 million compared to a loss of $36.9 million for the corresponding period last year. The change in equity in earnings of joint ventures for the three months ended December 31, 2024 was primarily due to impairment losses of $35.9 million recognized in the fiscal 2024 that did not repeat in fiscal 2025.
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
Liquidity and Capital Resources
Cash Flows
Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of common stock, dividend payments, and refinancing or repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next twelve months. We expect to spend approximately $45 million for restructuring costs in fiscal 2025 associated with restructuring actions taken in prior periods that are expected to deliver continued margin improvement and efficiencies.
Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At December 31, 2024, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and, therefore, we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.
At December 31, 2024, cash and cash equivalents, including cash and cash equivalents included in current assets held for sale, were $1,584.7 million, a decrease of $0.2 million from $1,584.9 million at September 30, 2024.
Net cash provided by operating activities was $151.1 million for the three months ended December 31, 2024 as compared to $143.1 million for the three months ended December 31, 2023. The change was primarily attributable to an increase in net income of approximately $70.6 million and cash provided by changes in working capital of $30.5 million, partially offset by a decrease in adjustments for non-cash items of approximately $93.1 million. The sale of trade receivables to financial institutions included in operating cash flows increased $66.2 million during the three months ended December 31, 2024 compared to the three months ended December 31, 2023. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.
Net cash used in investing activities was $24.7 million for the three months ended December 31, 2024, as compared to $86.8 million for the three months ended December 31, 2023. The change was primarily attributable to cash repayments of $16.3 million on the revolving credit facility from the counterparty to our sale of our civil infrastructure construction business and a decrease in cash payments for capital expenditures of approximately $16.0 million.
Net cash used in financing activities was $121.3 million for the three months ended December 31, 2024 as compared to $126.3 million for the three months ended December 31, 2023. The decrease from prior year was primarily attributable to a $33.2 million decrease in stock repurchases under our stock repurchase program partially offset by higher distributions to noncontrolling interests of $24.8 million. Total borrowings under our Credit Agreement may vary during the period as we regularly draw and repay amounts to fund working capital.
Working Capital
Working capital, or current assets less current liabilities, increased $57.8 million, or 7.2%, to $859.8 million at December 31, 2024 from $802.0 million at September 30, 2024. Net accounts receivable and contract assets, net of contract liabilities, decreased to $3,144.0 million at December 31, 2024 from $3,301.4 million at September 30, 2024.

Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 69 days at December 31, 2024 compared to 70 days at September 30, 2024.
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
Debt
Debt consisted of the following:

	December 31, 2024	September 30, 2024

	(in millions)
Credit Agreement	$1,444.9	$1,446.6
2027 Senior Notes	997.3	997.3
Other debt	104.9	95.9
Total debt	2,547.1	2,539.8
Less: Current portion of debt and short-term borrowings	(69.4)	(66.9)
Less: Unamortized debt issuance costs	(21.7)	(22.6)
Long-term debt	$2,456.0	$2,450.3
The following table presents, in millions, scheduled maturities of our debt as of December 31, 2024:

Fiscal Year
2025 (nine months remaining)	$61.3
2026	31.0
2027	1,020.7
2028	14.4
2029	756.8
Thereafter	662.9
Total	$2,547.1
Credit Agreement
On April 19, 2024, we entered into Amendment No. 14 to Syndicated Facility Agreement (as amended, modified or otherwise supplemented, the "Credit Agreement"), pursuant to which we obtained a new $1,500,000,000 revolving credit facility (the “New Revolving Credit Facility”), a new $$750,000,000 term loan A facility (the “New Term A Facility” and, together with the New Revolving Credit Facility, the “New Pro Rata Facilities”) and a new $700,000,000 term loan B facility (the “New Term B Facility” and, together with the New Pro Rata Facilities, the “New Credit Facilities”). The New Revolving Credit Facility and the New Term A Facility mature on April 19, 2029. The New Term B Facility matures on April 19, 2031. The New Term A Facility and the New Term B Facility were borrowed in full on April 19, 2024 in U.S. dollars. Loans under the New Revolving Credit Facility may be borrowed, and letters of credit thereunder may be issued, in U.S. dollars or in certain foreign currencies. The New Credit Facilities replace in full our existing revolving credit facility, term loan A facility and term loan B facility, and borrowings under the New Credit Facilities were used to refinance in full our existing credit facilities and for general corporate purposes. The Credit Agreement permits us to designate certain of our subsidiaries as additional co-borrowers from time to time. Currently, there are no co-borrowers under the New Credit Facilities. On October 29, 2024, we entered into Amendment No. 15 to Syndicated Facility Agreement, pursuant to which we reduced the interest rate spread applicable to our New Term B Facility.
Borrowings under (a) the New Revolving Credit Facility (in U.S. dollars) and the New Term A Facility bear interest at a rate per annum equal to, at our option, (i) a Term SOFR rate (with a 0% floor and SOFR adjustment of 0.10%) or (ii) a base rate (with a 0% floor), in each case, plus an applicable margin of 1.225% in the case of the Term SOFR rate and 0.225% in the case of the base rate, and (b) the New Revolving Credit Facility in currencies other than U.S. dollars bear interest at a rate per annum equal to the applicable reference rate for such currency (including any related adjustments), plus an applicable margin of 1.225%. The applicable margin is subject, in each case, to adjustment based on our consolidated leverage ratio from time to time.
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
The Credit Agreement contains customary negative covenants that include, among other things, limitations on our ability and certain of our subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of our business, consummate mergers, consolidations and the sale of all or substantially all of our respective assets and transact with affiliates. We are also required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenant”). The Financial Covenant does not apply to the New Term B Facility. As of December 31, 2024, we were in compliance with the covenants of the Credit Agreement.
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
At December 31, 2024 and September 30, 2024, letters of credit totaled $4.4 million and $4.4 million, respectively, under our New Revolving Credit Facility. As of December 31, 2024 and September 30, 2024, we had $1,495.6 million and $1,495.6 million, respectively, available under our New Revolving Credit Facility.
2027 Senior Notes
On February 21, 2017, we completed a private placement offering of $1,000,000,000 aggregate principal amount of our unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, we completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.
As of December 31, 2024, the estimated fair value of the 2027 Senior Notes was approximately $979.8 million. The fair value of the 2027 Senior Notes as of December 31, 2024 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.
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
We were in compliance with the covenants relating to the 2027 Senior Notes as of December 31, 2024.
Other Debt and Other Items
Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At December 31, 2024 and September 30, 2024, these outstanding standby letters of credit totaled $930.2 million and $934.5 million, respectively. As of December 31, 2024, we had $390.9 million available under these unsecured credit facilities.
Effective Interest Rate
Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements and interest rate cap agreements during the three months ended December 31, 2024 and 2023 was 5.2% and 5.4%, respectively.
Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three months ended December 31, 2024 and 2023 of $1.4 million and $1.2 million, respectively.
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
Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of December 31, 2024, there was approximately $934.6 million, including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.
We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At December 31, 2024, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $119.9 million. The total amounts of employer contributions paid for the three months ended December 31, 2024 were $2.9 million for U.S. plans and $6.1 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third-party multiemployer plans that we do not control or manage. For the year ended September 30, 2024, we contributed $2.5 million to multiemployer pension plans.

Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended September 30, 2024 for a discussion of our contractual obligations. There have been no changes, outside of the ordinary course of business, to these contractual obligations during the three months ended December 31, 2024.
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
The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of December 31, 2024 and September 30, 2024, and for the three months ended December 31, 2024.
Condensed Combined Balance Sheets
Parent and Subsidiary Guarantors
(unaudited - in millions)

	December 31, 2024	September 30, 2024
Current assets	$3,390.2	$3,405.2
Non-current assets	3,001.5	3,033.6
Total assets	$6,391.7	$6,438.8

Current liabilities	$2,807.0	$2,918.1
Non-current liabilities	2,906.6	2,913.0
Total liabilities	5,713.6	5,831.1

Total stockholders’ equity	678.1	607.7
Total liabilities and stockholders’ equity	$6,391.7	$6,438.8

Condensed Combined Statement of Operations
Parent and Subsidiary Guarantors
(unaudited - in millions)

For the three months ended
December 31, 2024
Revenue	$2,319.4
Cost of revenue	2,134.6
Gross profit	184.8

Net income from continuing operations	122.5
Net loss from discontinued operations	—
Net income	$122.5

Net income attributable to AECOM	$122.5

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
The Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2024 (the “2024 Form 10-K”), and “Critical Accounting Estimates” in Part II, Item 7 of the 2024 Form 10-K describe the significant accounting policies and estimates used in the preparation of our consolidated financial statements. We have not materially changed our estimation methodology since the 2024 Form 10-K.
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
Interest Rates
Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 31, 2024 and September 30, 2024, we had $1,444.9 million and $1,446.6 million, respectively, in outstanding borrowings under our term credit agreements and revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.125% to 1.00% and the applicable margin that is added to borrowings in the Term SOFR rate can range from 1.125% to 2.00%. For the three months ended December 31, 2024, our weighted average floating rate borrowings were $1,669.3 million, or $969.3 million excluding borrowings with effective fixed interest rates due to interest rate swap and interest rate cap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the three months ended December 31, 2024 would have increased by $2.4 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of December 31, 2024 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The following table shows the repurchase activity for each of the three months ended December 31, 2024:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)

October 1 - 31, 2024	96,327	$104.61	96,327	$550,400,000
November 1 - 30, 2024	9,051	$112.45	9,051	$999,000,000
December 1 - 31, 2024	216,919	$111.44	216,919	$974,800,000
Total	322,297		322,297
_____________________________________________________________
(1)On November 14, 2024, the Board approved an increase in the Company’s repurchase authorization up to an aggregate amount of $1.0 billion with no expiration date. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan.

Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosure
None.
Item 5.  Other Information
During the fiscal quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following documents are filed as Exhibits to the Report:

			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Numbers	Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/21/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Third Amended and Restated Bylaws of the Company	Form 8-K	3.1	5/19/2023

4.1	Amendment No. 15 to Credit Agreement, dated as of October 29, 2024, by and among AECOM, certain of its subsidiaries as Guarantors, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent	Form 10-K	4.2	11/19/2024

4.2	Third Supplemental Indenture, dated as of December 23, 2024, among AECOM, the guarantor party thereto and U.S. Bank Trust Company, National Association				X

10.1#*	Form Standard Terms and Conditions for Performance Earnings Program under the 2020 Stock Incentive Plan (Fiscal Year 2025)				X

10.2#	Form Standard Terms and Conditions for Restricted Stock Units under the 2020 Stock Incentive Plan (Fiscal Year 2025)				X

10.3#	Amended and Restated AECOM Executive Deferred Compensation Plan				X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Inline XBRL	X
# Management contract or compensatory plan or arrangement
* Portions of the exhibit have been omitted as confidential

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: February 4, 2025	By:	/S/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer