Form 10-Q
period 2025-03-31
AECOM
filed 2025-05-06
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, 132,300,603 shares of the registrant’s common stock were outstanding.

AECOM

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AECOM
Consolidated Balance Sheets
(unaudited - in thousands, except share data)

	March 31, 2025	September 30, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,372,790	$1,316,945
Cash in consolidated joint ventures	227,275	263,932
Total cash and cash equivalents	1,600,065	1,580,877
Accounts receivable—net	2,517,937	2,793,307
Contract assets	1,883,302	1,806,458
Prepaid expenses and other current assets	792,830	758,693
Current assets held for sale	—	77,224
Income taxes receivable	136,660	159,500
TOTAL CURRENT ASSETS	6,930,794	7,176,059
PROPERTY AND EQUIPMENT—NET	359,097	354,377
DEFERRED TAX ASSETS—NET	318,307	326,685
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	143,579	138,067
GOODWILL	3,444,057	3,480,155
INTANGIBLE ASSETS—NET	5,554	6,932
OTHER NON-CURRENT ASSETS	127,049	147,228
OPERATING LEASE RIGHT-OF-USE ASSETS	431,485	432,166
NON - CURRENT ASSETS HELD FOR SALE	21,945	—
TOTAL ASSETS	$11,781,867	$12,061,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$3,223	$3,080
Accounts payable	2,308,284	2,560,122
Accrued expenses and other current liabilities	2,352,901	2,385,731
Income taxes payable	25,904	27,418
Contract liabilities	1,257,734	1,298,327
Current liabilities held for sale	—	35,559
Current portion of long-term debt	67,123	63,844
TOTAL CURRENT LIABILITIES	6,015,169	6,374,081
OTHER LONG-TERM LIABILITIES	153,268	156,406
OPERATING LEASE LIABILITIES, NON-CURRENT	496,322	510,573
DEFERRED TAX LIABILITY-NET	43,860	27,509
PENSION BENEFIT OBLIGATIONS	150,777	172,360
LONG-TERM DEBT	2,456,184	2,450,330
TOTAL LIABILITIES	9,315,580	9,691,259

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock-authorized, 300,000,000 shares of $0.01 par value as of March 31, 2025 and September 30, 2024; issued and outstanding 132,019,854 and 132,552,407 shares as of March 31, 2025 and September 30, 2024, respectively	1,320	1,326
Additional paid-in capital	4,378,663	4,347,197
Accumulated other comprehensive loss	(943,127)	(882,671)
Accumulated deficits	(1,151,420)	(1,281,647)
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,285,436	2,184,205
Noncontrolling interests	180,851	186,205
TOTAL STOCKHOLDERS’ EQUITY	2,466,287	2,370,410
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,781,867	$12,061,669
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Revenue	$3,771,613	$3,943,833	$7,785,765	$7,843,753
Cost of revenue	3,480,852	3,682,659	7,226,600	7,338,609
Gross profit	290,761	261,174	559,165	505,144

Equity in earnings (losses) of joint ventures	6,864	19,459	16,417	(9,482)
General and administrative expenses	(40,054)	(44,686)	(80,513)	(80,410)
Restructuring costs	—	(35,465)	—	(51,645)
Income from operations	257,571	200,482	495,069	363,607

Other (loss) income	(8,748)	2,622	(1,824)	5,191
Interest income	14,530	15,422	31,094	27,524
Interest expense	(42,205)	(47,723)	(85,239)	(88,980)
Income from continuing operations before taxes	221,148	170,803	439,100	307,342
Income tax expense for continuing operations	51,238	45,385	80,470	72,043
Net income from continuing operations	169,910	125,418	358,630	235,299
Net loss from discontinued operations	(10,370)	(109,388)	(19,886)	(110,675)
Net income	159,540	16,030	338,744	124,624

Net income attributable to noncontrolling interests from continuing operations	(15,812)	(14,113)	(27,182)	(27,230)
Net income attributable to noncontrolling interests from discontinued operations	(334)	(910)	(1,126)	(1,949)
Net income attributable to noncontrolling interests	(16,146)	(15,023)	(28,308)	(29,179)

Net income attributable to AECOM from continuing operations	154,098	111,305	331,448	208,069
Net loss attributable to AECOM from discontinued operations	(10,704)	(110,298)	(21,012)	(112,624)
Net income attributable to AECOM	$143,394	$1,007	$310,436	$95,445

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$1.16	$0.82	$2.50	$1.53
Basic discontinued operations per share	$(0.08)	$(0.81)	$(0.16)	$(0.83)
Basic earnings per share	$1.08	$0.01	$2.34	$0.70

Diluted continuing operations per share	$1.16	$0.81	$2.48	$1.52
Diluted discontinued operations per share	$(0.08)	$(0.80)	$(0.15)	$(0.82)
Diluted earnings per share	$1.08	$0.01	$2.33	$0.70

Weighted average shares outstanding:
Basic	132,432	136,006	132,466	135,952
Diluted	133,139	136,712	133,382	136,907
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Comprehensive Income
(unaudited—in thousands)

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Net income	$159,540	$16,030	$338,744	$124,624

Other comprehensive (loss) income, net of tax:
Net unrealized gain (loss) on derivatives, net of tax	(7,186)	4,811	1,953	(9,401)
Foreign currency translation adjustments	34,966	(27,129)	(70,995)	33,035
Pension adjustments, net of tax	(5,916)	2,008	8,395	(6,990)
Other comprehensive (loss) income, net of tax	21,864	(20,310)	(60,647)	16,644
Comprehensive income, net of tax	181,404	(4,280)	278,097	141,268
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(16,343)	(14,895)	(28,117)	(29,216)
Comprehensive income attributable to AECOM, net of tax	$165,061	$(19,175)	$249,980	$112,052
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Stockholders’ Equity
(unaudited—in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total AECOM Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
BALANCE AT SEPTEMBER 30, 2024	$1,326	$4,347,197	$(882,671)	$(1,281,647)	$2,184,205	$186,205	$2,370,410
Net income	—	—	—	310,436	310,436	28,308	338,744
Dividends declared	—	—	—	(69,387)	(69,387)	—	(69,387)
Other comprehensive income	—	—	(60,456)	—	(60,456)	(191)	(60,647)
Issuance of stock	7	19,157	—	—	19,164	—	19,164
Repurchases of stock	(13)	(18,448)	—	(110,822)	(129,283)	—	(129,283)
Stock-based compensation	—	30,757	—	—	30,757	—	30,757
Effect of deconsolidation of a joint venture	—	—	—	—	—	(13,768)	(13,768)
Contributions from noncontrolling interests	—	—	—	—	—	2,335	2,335
Distributions to noncontrolling interests	—	—	—	—	—	(22,038)	(22,038)
BALANCE AT MARCH 31, 2025	$1,320	$4,378,663	$(943,127)	$(1,151,420)	$2,285,436	$180,851	$2,466,287

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total AECOM Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
BALANCE AT SEPTEMBER 30, 2023	$1,362	$4,241,523	$(926,577)	$(1,103,976)	$2,212,332	$171,379	$2,383,711
Net income	—	—	—	95,445	95,445	29,179	124,624
Dividends declared	—	—	—	(60,856)	(60,856)	—	(60,856)
Other comprehensive income	—	—	16,607	—	16,607	37	16,644
Issuance of stock	10	16,710	—	—	16,720	—	16,720
Repurchases of stock	(13)	(21,125)	—	(91,054)	(112,192)	—	(112,192)
Stock-based compensation	—	30,611	—	—	30,611	—	30,611
Contributions from noncontrolling interests	—	—	—	—	—	5,492	5,492
Distributions to noncontrolling interests	—	—	—	—	—	(10,399)	(10,399)
BALANCE AT MARCH 31, 2024	$1,359	$4,267,719	$(909,970)	$(1,160,441)	$2,198,667	$195,688	$2,394,355

AECOM
Consolidated Statements of Stockholders’ Equity
(unaudited—in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total AECOM Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
BALANCE AT DECEMBER 31, 2024	$1,326	$4,351,963	$(964,794)	$(1,184,485)	$2,204,010	$195,533	$2,399,543
Net income	—	—	—	143,394	143,394	16,146	159,540
Dividends declared	—	—	—	(34,773)	(34,773)	—	(34,773)
Other comprehensive loss	—	—	21,667	—	21,667	197	21,864
Issuance of stock	2	12,831	—	—	12,833	—	12,833
Repurchases of stock	(8)	(65)	—	(75,556)	(75,629)	—	(75,629)
Stock-based compensation	—	13,934	—	—	13,934	—	13,934
Effect of deconsolidation of a joint venture	—	—	—	—	—	(13,768)	(13,768)
Contributions from noncontrolling interests	—	—	—	—	—	2,325	2,325
Distributions to noncontrolling interests	—	—	—	—	—	(19,582)	(19,582)
BALANCE AT MARCH 31, 2025	$1,320	$4,378,663	$(943,127)	$(1,151,420)	$2,285,436	$180,851	$2,466,287

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total AECOM Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
BALANCE AT DECEMBER 31, 2023	$1,360	$4,245,340	$(889,788)	$(1,109,616)	$2,247,296	$180,922	$2,428,218
Net loss	—	—	—	1,007	1,007	15,023	16,030
Dividends declared	—	—	—	(30,782)	(30,782)	—	(30,782)
Other comprehensive income	—	—	(20,182)	—	(20,182)	(128)	(20,310)
Issuance of stock	1	5,822	—	—	5,823	—	5,823
Repurchases of stock	(2)	998	—	(21,050)	(20,054)	—	(20,054)
Stock-based compensation	—	15,559	—	—	15,559	—	15,559
Contributions from noncontrolling interests	—	—	—	—	—	2,616	2,616
Distributions to noncontrolling interests	—	—	—	—	—	(2,745)	(2,745)
BALANCE AT MARCH 31, 2024	$1,359	$4,267,719	$(909,970)	$(1,160,441)	$2,198,667	$195,688	$2,394,355
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$338,744	$124,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,827	87,508
Equity in (earnings) losses of unconsolidated joint ventures	(10,372)	12,882
Distribution of earnings from unconsolidated joint ventures	26,786	12,903
Non-cash stock compensation	30,757	30,611
Loss on sale of discontinued operations	—	103,085
Foreign currency translation	(18,262)	8,125
Other	7,572	(274)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	211,149	(383,534)
Prepaid expenses and other assets	3,640	(5,625)
Accounts payable	(253,012)	147,593
Accrued expenses and other current liabilities	(16,059)	84,169
Contract liabilities	(40,593)	78,109
Other long-term liabilities	(22,430)	(62,758)
Net cash provided by operating activities	341,747	237,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisition, net of cash acquired	—	(18,686)
Cash outflow from deconsolidation of a joint venture	(45,352)	—
Investment in unconsolidated joint ventures	(4,380)	(29,930)
Return of investment in unconsolidated joint ventures	1,844	—
Proceeds from sale of investments	—	3,180
Other investing activities	14,250	—
Proceeds from disposal of property and equipment	198	249
Payments for capital expenditures	(52,597)	(76,734)
Net cash used in investing activities	(86,037)	(121,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,467,517	2,560,032
Repayments of borrowings under credit agreements	(1,486,356)	(2,590,331)
Cash paid for debt issuance costs	(687)	—
Dividends paid	(64,626)	(55,443)
Proceeds from issuance of common stock	17,007	14,840
Payments to repurchase common stock	(133,619)	(113,086)
Net Distributions to noncontrolling interests	(29,866)	(4,907)
Other financing activities	(5,819)	469
Net cash used in financing activities	(236,449)	(188,426)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,058)	(168)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,203	(73,097)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,584,862	1,262,152
CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,600,065	1,189,055
LESS CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	—	(3,249)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF PERIOD	$1,600,065	$1,185,806

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
The results of operations for the three and six months ended March 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2025.
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
The Company reports its annual results of operations based on 52- or 53-week periods ending on the Friday nearest September 30. The interim consolidated financial statements are presented for the periods ending on March 28, 2025 and March 29, 2024. For clarity of presentation, all periods are presented as if the periods ended on September 30 and March 31.
2.    New Accounting Pronouncements and Changes in Accounting
In November 2023, the Financial Accounting Standards Board (FASB) amended the guidance of Accounting Standards Codification (ASC) 280, Segment Reporting, requiring public entities to disclose significant segment expenses and other segment items on an interim basis. The new guidance is effective for the Company for its annual financial statements in fiscal year 2025 and for its interim and annual financial statements in fiscal year 2026, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its financial statement presentation.
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
In November 2024, the FASB issued ASU 2024-03 requiring public entities to provide disaggregated disclosures in the notes of the financial statements of certain categories of expenses that are included in expense line items on the face of the income statement on an interim basis. The new guidance is effective for the Company for its annual financial statements in fiscal year 2027 and for its interim and annual financial statements in fiscal year 2028, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its financial statements.

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
During the third quarter of fiscal 2024, the Company resolved contingencies related to the sale of its civil infrastructure construction business and received equity in the counterparty, and the Company recorded a $12.7 million gain based on the fair value of the equity received. Concurrently, the Company participated as a member of a lending group in a revolving credit facility for the counterparty, committing to fund $30 million that matures in May 2029. At March 31, 2025, the counterparty had $7.8 million outstanding under the credit facility, and all cash flows were classified as other investing activities.
During the second quarter of fiscal 2025, the Company and its joint venture counterparty amended the joint venture agreement for a business classified as held for sale. In connection with the amendment and consistent with ASC 810, Consolidation, the Company reconsidered whether it remained the primary beneficiary under the variable interest model and concluded it was no longer the primary beneficiary. As such, the Company deconsolidated the joint venture as of the amendment date. The Company continues to present its retained noncontrolling interest as held for sale and equity in earnings from the joint venture are reported in net loss from discontinued operations. No gain or loss was recognized in the deconsolidation of the joint venture during the second quarter of fiscal 2025.
The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	March 31, 2025	September 30, 2024

Cash and cash equivalents	$—	$4.0
Receivables and contract assets	—	73.2
Current assets held for sale	$—	$77.2

Investment in unconsolidated joint venture	$21.9	$—
Property and equipment, net	—	16.7
Other	—	1.2
Write-down of assets to fair value less cost to sell	—	(17.9)
Non-current assets held for sale	$21.9	$—

Accounts payable and accrued expenses	$—	$35.6
Current liabilities held for sale	$—	$35.6

The following table represents summarized income statement information of discontinued operations (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024

Revenue	$55.0	$46.5	$97.6	$101.1
Cost of revenue	51.1	45.0	101.4	97.7
Gross profit (loss)	3.9	1.5	(3.8)	3.4
Equity in losses of joint ventures	(6.0)	(3.4)	(6.0)	(3.4)
Loss on disposal activities	(11.9)	(109.6)	(16.8)	(113.1)
Transaction costs	—	(0.2)	—	(0.2)
Loss from operations	(14.0)	(111.7)	(26.6)	(113.3)
Other expense	—	(0.5)	(0.4)	(1.1)
Loss before taxes	(14.0)	(112.2)	(27.0)	(114.4)
Income tax benefit	(3.7)	(2.8)	(7.1)	(3.7)
Net loss from discontinuing operations	$(10.3)	$(109.4)	$(19.9)	$(110.7)
The significant components included in our Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024

Payments for capital expenditures	$—	$2.1	$0.4	$2.1
Noncash increase in noncurrent assets held for sale due to deconsolidation of a joint venture	41.6	—	41.6	—
Noncash decrease in noncontrolling interest due to deconsolidation of a joint venture	$(13.8)	$—	$(13.8)	$—
The changes in the carrying value of goodwill by reportable segment for the six months ended March 31, 2025 were as follows:

	September 30, 2024	Foreign Exchange Impact	Acquired	March 31, 2025
	(in millions)
Americas	$2,625.7	$(9.7)	$—	$2,616.0
International	854.5	(26.4)	—	828.1
Total	$3,480.2	$(36.1)	$—	$3,444.1
The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 31, 2025 and September 30, 2024, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	March 31, 2025			September 30, 2024
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog and customer relationships	$7.4	$(1.8)	$5.6	$671.7	$(664.8)	$6.9	1 - 11

Amortization expense of acquired intangible assets included within cost of revenue was $1.5 million and $9.4 million for the six months ended March 31, 2025 and 2024, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2025 and for the succeeding years:

Fiscal Year	(in millions)
2025 (six months remaining)	$0.8
2026	1.5
2027	1.5
2028	1.5
2029	0.3
Total	$5.6
4.    Revenue Recognition
The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred, which it believes to be the best measure of progress towards completion of the performance obligation. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These pass-through revenues for the six months ended March 31, 2025 and 2024 were $4.1 billion and $4.3 billion, respectively.
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
Disaggregated Revenue
The following tables present the Company’s revenues disaggregated by revenue sources:

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
	(in millions)
Cost reimbursable	$1,463.6	$1,605.1	$2,969.3	$3,222.3
Guaranteed maximum price	1,343.6	1,420.7	2,871.0	2,835.6
Fixed-price	964.4	918.1	1,945.5	1,785.9
Total revenue	$3,771.6	$3,943.9	$7,785.8	$7,843.8

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
	(in millions)
Americas	$2,896.9	$3,039.1	$6,009.0	$6,077.9
Europe, Middle East, India, Africa	531.3	619.8	1,068.3	1,115.2
Asia-Australia-Pacific	343.4	285.0	708.5	650.7
Total revenue	$3,771.6	$3,943.9	$7,785.8	$7,843.8
Remaining Unsatisfied Performance Obligations
As of March 31, 2025, the Company had allocated $18.5 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 57% is expected to be satisfied within the next twelve months. The majority of remaining performance obligation after the first 12 months are expected to be recognized over a two-year period.
Contract liabilities represent billings as of the balance sheet date, as allowed under the terms of a contract, but not yet recognized as contract revenue pursuant to the Company's revenue recognition policy. The Company recognized revenue of $771.9 million and $685.3 million during the six months ended March 31, 2025 and 2024, respectively, that was included in contract liabilities as of September 30, 2024 and 2023, respectively.
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

Net accounts receivable consisted of the following:

	March 31, 2025	September 30, 2024
	(in millions)
Billed	$1,938.4	$2,184.9
Contract retentions	665.6	696.3
Total accounts receivable—gross	2,604.0	2,881.2
Allowance for doubtful accounts and credit losses	(86.1)	(87.9)
Total accounts receivable—net	$2,517.9	$2,793.3
Substantially all contract assets as of March 31, 2025 and September 30, 2024 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $250 million and $180 million as of March 31, 2025 and September 30, 2024, respectively. The asset related to the Deactivation, Demolition, and Removal Project retained from the MS Purchaser as defined in and discussed in Note 15 is presented in prepaid expense and other current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client but nonetheless represent an unconditional right to cash.
The Company considers a broad range of information to estimate expected credit losses including the related ages of past due balances, projections of credit losses based on historical trends, and collection history and credit quality of its clients. Negative macroeconomic trends or delays in payment of outstanding receivables could result in an increase in the estimated credit losses.
No single client accounted for more than 10% of the Company’s outstanding receivables at March 31, 2025 and September 30, 2024.
The Company sold trade receivables to financial institutions, of which $340.5 million and $319.5 million were outstanding as of March 31, 2025 and September 30, 2024, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.
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
Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.
Summary of financial information of the consolidated joint ventures is as follows:

	March 31, 2025 (unaudited)	September 30, 2024
	(in millions)
Current assets	$723.5	$836.9
Non-current assets	89.8	83.1
Total assets	$813.3	$920.0

Current liabilities	$644.9	$763.6
Non-current liabilities	6.2	1.5
Total liabilities	651.1	765.1
Total AECOM deficit	(17.2)	(17.2)
Noncontrolling interests	179.4	172.1
Total owners’ equity	162.2	154.9
Total liabilities and owners’ equity	$813.3	$920.0
Total revenue of the consolidated joint ventures was $783.7 million and $1,171.4 million for the six months ended March 31, 2025 and 2024, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, was as follows:

	March 31, 2025	September 30, 2024
	(in millions)
Current assets	$1,418.7	$1,379.0
Non-current assets	765.2	799.9
Total assets	$2,183.9	$2,178.9

Current liabilities	$1,051.1	$976.3
Non-current liabilities	75.1	114.8
Total liabilities	1,126.2	1,091.1
Joint ventures’ equity	1,057.7	1,087.8
Total liabilities and joint ventures’ equity	$2,183.9	$2,178.9

AECOM’s investment in unconsolidated joint ventures	$143.6	$138.1

	Six Months Ended
	March 31, 2025	March 31, 2024
	(in millions)
Revenue	$1,373.6	$696.4
Cost of revenue	1,336.8	645.9
Gross profit	$36.8	$50.5
Net income	$34.1	$50.7
Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Six Months Ended
	March 31, 2025	March 31, 2024
	(in millions)
Pass-through joint ventures	$17.3	$17.6
Other joint ventures	(0.9)	(27.1)
Total	$16.4	$(9.5)
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

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three and six months ended March 31, 2025 and 2024:

	Three Months Ended				Six Months Ended
	March 31, 2025		March 31, 2024		March 31, 2025		March 31, 2024
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.1	$—	$—	$—	$0.1	$—	$0.1
Interest cost on projected benefit obligation	1.9	9.6	2.5	10.9	3.9	19.5	4.9	21.6
Expected return on plan assets	(1.2)	(12.5)	(1.4)	(14.2)	(2.4)	(25.3)	(2.8)	(28.3)
Amortization of net loss (gain)	1.0	(0.3)	0.7	(0.6)	1.9	(0.6)	1.5	(1.2)
Net periodic benefit cost (credit)	$1.7	$(3.1)	$1.8	$(3.9)	$3.4	$(6.3)	$3.6	$(7.8)
The total amounts of employer contributions paid for the six months ended March 31, 2025 were $4.8 million for U.S. plans and $10.9 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2025 are $6.4 million for U.S. plans and $12.5 million for non-U.S. plans.
7.    Debt
Debt consisted of the following:

	March 31, 2025	September 30, 2024
	(in millions)
Credit Agreement	$1,443.2	$1,446.6
2027 Senior Notes	997.3	997.3
Other debt	106.4	95.9
Total debt	2,546.9	2,539.8
Less: Current portion of debt and short-term borrowings	(70.3)	(66.9)
Less: Unamortized debt issuance costs	(20.4)	(22.6)
Long-term debt	$2,456.2	$2,450.3
The following table presents, in millions, scheduled maturities of the Company’s debt as of March 31, 2025:

Fiscal Year
2025 (six months remaining)	$53.4
2026	33.3
2027	1,023.2
2028	16.7
2029	757.5
Thereafter	662.8
Total	$2,546.9

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
The Credit Agreement contains customary negative covenants that include, among other things, limitations on the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets and transact with affiliates. The Company is also required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenant”). The Financial Covenant does not apply to the New Term B Facility. As of March 31, 2025, the Company was in compliance with the covenants of the Credit Agreement.
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
At March 31, 2025 and September 30, 2024, letters of credit totaled $4.4 million and $4.4 million, respectively, under the Company’s New Revolving Credit Facility. As of March 31, 2025 and September 30, 2024, the Company had $1,495.6 million and $1,495.6 million, respectively, available under its New Revolving Credit Facility.
2027 Senior Notes
On February 21, 2017, the Company completed a private placement offering of $1,000,000,000 aggregate principal amount of its unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, the Company completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of March 31, 2025, the estimated fair value of the 2027 Senior Notes was approximately $997.3 million. The fair value of the 2027 Senior Notes as of March 31, 2025 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.
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
The Company was in compliance with the covenants relating to the 2027 Senior Notes as of March 31, 2025.
Other Debt and Other Items
Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At March 31, 2025 and September 30, 2024, these outstanding standby letters of credit totaled $889.3 million and $934.5 million, respectively. As of March 31, 2025, the Company had $387.5 million available under these unsecured credit facilities.
Effective Interest Rate
The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap and interest rate cap agreements, during the six months ended March 31, 2025 and 2024 was 5.1% and 5.5%, respectively.
Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and six months ended March 31, 2025 of $1.2 million and $2.6, respectively, and for the three and six months ended March 31, 2024 of $1.2 million and $2.4 million, respectively.
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

March 31, 2025
Notional Amount Currency	Notional Amount (in millions)	Fixed Rate	Effective Date	Expiration Date
USD	400.0	1.283%	February 2023	March 2028

September 30, 2024
Notional Amount Currency	Notional Amount (in millions)	Fixed Rate	Effective Date	Expiration Date
USD	400.0	1.283%	February 2023	March 2028
In the fourth quarter of fiscal 2021, the Company entered into interest rate swap agreements with a notional value of $400.0 million to manage the interest rate exposure of its variable rate loans. The swaps became effective February 2023 and terminate in March 2028. By entering into the swap agreements, the Company converted a portion of the SOFR rate-based liability into a fixed rate liability. The Company will pay a fixed rate of 1.283% and receive payment at the prevailing one-month SOFR.
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
See Note 14 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the six months ended March 31, 2025 and 2024. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.
Other Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the six months ended March 31, 2025 and 2024.
Fair Value Measurements
The fair values of the interest rate swap and interest rate cap agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as SOFR rate curves, futures, volatilities and basis spreads (when applicable).
As discussed in Note 3, the Company received an equity investment in the civil infrastructure construction business buyer and concurrently participated as a member of a lending group in a revolving credit facility. The Company elected the fair value option for its equity investment due to the availability of quoted prices of identical assets. The fair value option was also elected for the credit facility investment. Changes in fair value of both investments are classified within other income on the consolidated statements of operations. The Company records interest income at the stated coupon rate of the credit facility and classifies it within interest income on the consolidated statement of operations. Fair value for the equity investment is determined using Level 1 inputs, and fair value of the credit facility investment is determined using Level 3 inputs, such as estimated cash flows and estimated discount rates. The Company recorded a loss of $5.6 million in other income in the first six months of fiscal 2025 representing the decrease in fair value of these investments.

Below are the Company's non-pension financial assets and liabilities recorded at fair value on a recurring basis within the ASC 820-10 fair value hierarchy:

	March 31, 2025
	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Interest rate contracts	Other current assets	$—	$9.8	$—	$9.8
Interest rate contracts	Other non-current assets	—	16.8	—	16.8
Interest rate contracts	Other current liabilities	—	(0.8)	—	(0.8)
Interest rate contracts	Other long-term liabilities	—	(2.0)	—	(2.0)
Credit facility investment	Other non-current assets	—	—	8.3	8.3
Equity investment	Other non-current assets	13.8	—	—	13.8
Total net assets at fair value		$13.8	$23.8	$8.3	$45.9

	September 30, 2024
	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Interest rate contracts	Other current assets	$—	$9.2	$—	$9.2
Interest rate contracts	Other non-current assets	—	16.5	—	16.5
Interest rate contracts	Other current liabilities	—	(0.9)	—	(0.9)
Interest rate contracts	Other long-term liabilities	—	(3.6)	—	(3.6)
Credit facility investment	Other non-current assets	—	—	21.9	21.9
Equity investment	Other non-current assets	19.4	—	—	19.4
Total net assets at fair value		$19.4	$21.2	$21.9	$62.5
The table below sets forth a summary of changes in the fair value of the Company's Level 3 investment assets:

	Six Months Ended March 31, 2025
	Beginning Balance	Investment Gains/(Losses)	Interest Earned	Loans	Collections	Ending Balance
Credit facility investment including accrued interest	$21.9	—	0.7	8.0	(22.3)	$8.3
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

Restricted stock units and PEP unit activity for the six months ended March 31 was as follows:

	2025				2024
	Restricted Stock Units	Weighted Average Grant-Date Fair Value	PEP Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value	PEP Units	Weighted Average Grant-Date Fair Value
	(in millions)		(in millions)		(in millions)		(in millions)
Outstanding at September 30,	0.8	$83.96	0.7	$95.38	0.8	$68.34	0.7	$75.54
Granted	0.2	$110.73	0.2	$129.37	0.3	$92.32	0.2	$104.82
PEP units earned	—	$—	0.1	$85.46	—	$—	0.2	$52.49
Vested	(0.2)	$75.79	(0.3)	$85.46	(0.3)	$49.99	(0.4)	$52.49
Outstanding at March 31,	0.8	$95.54	0.7	$109.67	0.8	$83.90	0.7	$95.37
Total compensation expense related to these share-based payments including stock options was $30.8 million and $30.6 million during the six months ended March 31, 2025 and 2024, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of March 31, 2025 and September 30, 2024 was $102.3 million and $68.7 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.
10.   Income Taxes
The Company’s effective tax rate was 18.3% and 23.4% for the six months ended March 31, 2025 and 2024, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the six-month period ended March 31, 2025 were a tax benefit of $35.2 million related to income tax credits and incentives, tax expense of $33.2 million related to foreign residual income, a tax benefit of $20.1 million related to deferred tax assets recognized due to legal entity restructuring, and tax expense of $14.0 million related to state income taxes. All these items, except for the deferred tax assets benefit, are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year.
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
The Company is currently under tax audit in several jurisdictions including the U.S. where its federal income tax returns for fiscal 2017 through 2020 are being examined by the IRS. Disputes can arise with tax authorities involving issues related to the timing of deductions, the calculation and use of credits, and the taxation of income in various tax jurisdictions because of differing interpretations or application of tax laws, regulations, and relevant facts. The IRS is currently auditing certain tax credits and the methodology for calculating the credits. While the Company has historically been able to sustain the credits in previous audit cycles without adjustment, the Company believes it’s reasonably possible there could be an adjustment to the liability for uncertain tax positions within the next twelve months related to this issue. However, the Company is not able to reasonably estimate the range of potential outcomes.

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
11.   Earnings Per Share
Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three and six months ended March 31, 2025 and 2024, equity awards excluded from the calculation of potential common shares were not significant.
The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
	(in millions)
Denominator for basic earnings per share	132.4	136.0	132.5	136.0
Potential common shares	0.7	0.7	0.9	0.9
Denominator for diluted earnings per share	133.1	136.7	133.4	136.9
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
The components of lease expenses are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
	(in millions)
Operating lease cost	$36.2	$37.7	$73.1	$75.1
Finance lease cost:
Amortization of right-of-use assets	8.2	7.3	16.3	14.1
Interest on lease liabilities	0.9	0.7	1.8	1.5
Variable lease cost	8.0	8.6	16.2	17.5
Total lease cost	$53.3	$54.3	$107.4	$108.2

Additional balance sheet information related to leases is as follows:

		As of	As of
(in millions except as noted)	Balance Sheet Classification	March 31, 2025	September 30, 2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$431.5	$432.2
Finance lease assets	Property and equipment – net	70.4	62.1
Total lease assets		$501.9	$494.3

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$133.0	$135.1
Finance lease liabilities	Current portion of long-term debt	28.5	25.5
Total current lease liabilities		161.5	160.6
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	496.3	510.6
Finance lease liabilities	Long-term debt	42.9	35.7
Total non-current lease liabilities		$539.2	$546.3

	As of	As of
	March 31, 2025	September 30, 2024
Weighted average remaining lease term (in years):
Operating leases	6.1	6.2
Finance leases	2.7	2.6
Weighted average discount rates:
Operating leases	5.2%	5.1%
Finance leases	4.7%	4.4%
Additional cash flow information related to leases is as follows:

	Six Months Ended
	March 31, 2025	March 31, 2024
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$85.2	$92.7
Operating cash flows from finance leases	1.8	1.6
Financing cash flows from finance leases	15.7	15.1
Right-of-use assets obtained in exchange for new operating leases	56.6	38.0
Right-of-use assets obtained in exchange for new finance leases	26.9	17.9

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases
Fiscal Year	(in millions)
2025 (six months remaining)	$83.6	$16.5
2026	145.8	28.8
2027	116.2	20.2
2028	100.9	10.2
2029	84.4	0.8
Thereafter	204.4	—
Total lease payments	$735.3	$76.5
Less: Amounts representing interest	$(106.0)	$(5.1)
Total lease liabilities	$629.3	$71.4
13.   Other Financial Information
Accrued expenses and other current liabilities consist of the following:

	March 31, 2025	September 30, 2024
	(in millions)
Accrued salaries and benefits	$600.2	$620.4
Accrued contract costs	1,411.0	1,354.7
Other accrued expenses	341.7	410.6
Total	$2,352.9	$2,385.7
Accrued contract costs above include balances related to professional liability accruals of $853.7 million and $831.8 million as of March 31, 2025 and September 30, 2024, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of March 31, 2025 and September 30, 2024. The Company did not have material revisions to estimates for contracts where revenue is recognized using the input method during the six months ended March 31, 2025 and 2024. During the first six months of fiscal 2025, the Company did not initiate any new transformational restructuring activities. During the first six months of fiscal 2024, the Company incurred restructuring expenses of $51.6 million, including personnel and other costs of $38.6 million and real estate costs of $13.0 million, of which $7.3 million was accrued and unpaid at March 31, 2024.
On March 6, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share, which was paid on April 17, 2025 to stockholders of record as of the close of business on April 2, 2025. As of March 31, 2025, accrued and unpaid dividends totaled $36.6 million and were classified within other accrued expenses on the consolidated balance sheet.
14.   Reclassifications out of Accumulated Other Comprehensive Loss
The accumulated balances and reporting period activities for the three and six months ended March 31, 2025 and 2024 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at December 31, 2024	$(237.7)	$(752.0)	$24.9	$(964.8)
Other comprehensive (loss) income before reclassification	(6.4)	34.7	(4.9)	23.4
Amounts reclassified from accumulated other comprehensive income (loss)	0.5	—	(2.2)	(1.7)
Balances at March 31, 2025	$(243.6)	$(717.3)	$17.8	$(943.1)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at December 31, 2023	$(235.0)	$(679.7)	$24.9	$(889.8)
Other comprehensive income (loss) before reclassification	1.9	(27.0)	8.3	(16.8)
Amounts reclassified from accumulated other comprehensive income (loss)	0.1	—	(3.5)	(3.4)
Balances at March 31, 2024	$(233.0)	$(706.7)	$29.7	$(910.0)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2024	$(252.0)	$(646.5)	$15.8	$(882.7)
Other comprehensive income (loss) before reclassification	7.4	(70.8)	7.0	(56.4)
Amounts reclassified from accumulated other comprehensive income (loss)	1.0	—	(5.0)	(4.0)
Balances at March 31, 2025	$(243.6)	$(717.3)	$17.8	$(943.1)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2023	$(226.0)	$(739.7)	$39.1	$(926.6)
Other comprehensive (loss) income before reclassification	(7.2)	33.0	(2.3)	23.5
Amounts reclassified from accumulated other comprehensive income (loss)	0.2	—	(7.1)	(6.9)
Balances at March 31, 2024	$(233.0)	$(706.7)	$29.7	$(910.0)
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
In the ordinary course of business, the Company may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. The Company’s unsecured credit arrangements are used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At March 31, 2025 and September 30, 2024, these outstanding standby letters of credit totaled $889.3 million and $934.5 million, respectively. As of March 31, 2025, the Company had $387.5 million available under these unsecured credit facilities. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.
At March 31, 2025, the Company was contingently liable in the amount of approximately $893.7 million in issued standby letters of credit and $5.2 billion         in issued surety bonds primarily to support project execution.
In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.
The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At March 31, 2025, the Company has capital commitments of $5.1 million to the Fund over the next 4 years.
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
In connection with the resolution of contingencies related to the sale of the civil infrastructure construction business, the Company agreed to act as an additional guarantor on the counterparty’s existing debt, which was extended to March 2028.
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
A jury trial was completed on February 1, 2025, resulting in a favorable verdict for the Company. Based on the verdict and current estimate of recovery of items under post-verdict motions, the Company recorded an immaterial loss in the Company's Consolidated Statement of Operations for the six months ended March 31, 2025. As the project was completed prior to the sale of the Former Affiliate, the loss is reported in discontinued operations.
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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Americas	International	AECOM Capital	Corporate	Total
	($ in millions)
Three Months Ended March 31, 2025:
Revenue	$2,896.7	$874.8	$0.1	$—	$3,771.6
Gross profit	212.5	78.2	0.1	—	290.8
Equity in earnings of joint ventures	4.9	4.0	(2.1)	—	6.8
General and administrative expenses	—	—	(2.8)	(37.2)	(40.0)
Restructuring costs	—	—	—	—	—
Operating income (loss)	217.4	82.2	(4.8)	(37.2)	257.6
Gross profit as a % of revenue	7.3%	8.9%			7.7%

Three Months Ended March 31, 2024:
Revenue	$3,038.6	$904.8	$0.5	$—	$3,943.9
Gross profit	184.4	76.2	0.5	—	261.1
Equity in earnings of joint ventures	4.8	5.0	9.7	—	19.5
General and administrative expenses	—	—	(9.7)	(35.0)	(44.7)
Restructuring costs	—	—	—	(35.4)	(35.4)
Operating income	189.2	81.2	0.5	(70.4)	200.5
Gross profit as a % of revenue	6.1%	8.4%			6.6%

Six Months Ended March 31, 2025:
Revenue	$6,008.7	$1,776.8	$0.3	$—	$7,785.8
Gross profit	402.7	156.2	0.3	—	559.2
Equity in earnings (losses) of joint ventures	10.4	6.9	(0.9)	—	16.4
General and administrative expenses	—	—	(5.2)	(75.3)	(80.5)
Restructuring costs	—	—	—	—	—
Operating income (loss)	413.1	163.1	(5.8)	(75.3)	495.1
Gross profit as a % of revenue	6.7%	8.8%			7.2%

Six Months Ended March 31, 2024:
Revenue	$6,077.3	$1,765.8	$0.7	$—	$7,843.8
Gross profit	355.4	149.0	0.7	—	505.1
Equity in earnings (losses) of joint ventures	8.4	9.3	(27.2)	—	(9.5)
General and administrative expenses	—	—	(12.1)	(68.3)	(80.4)
Restructuring costs	—	—	—	(51.6)	(51.6)
Operating income (loss)	363.8	158.3	(38.6)	(119.9)	363.6
Gross profit as a % of revenue	5.8%	8.4%			6.4%

Total assets
March 31, 2025	$7,799.7	$2,664.9	$49.6	$1,245.8
September 30, 2024	$7,988.1	$2,734.5	$53.2	$1,208.7

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business, operations and strategy, and infrastructure consulting industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to our future revenues, expenditures and business trends; future reduction of our self-perform at-risk construction exposure; future accounting estimates; future contractual performance obligations; future conversions of backlog; future capital allocation priorities, including common stock repurchases, future trade receivables, future debt pay downs; future post-retirement expenses; future tax benefits and expenses, and the impact of future tax laws; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; future costs savings; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; potential government shutdowns; changes in administration or other funding directives and circumstances may cause governmental agencies to modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; long-term government contracts and subject to uncertainties related to government contract appropriations; losses under fixed-price contracts; limited control over operations run through our joint venture entities; liability for misconduct by our employees or consultants; changes in government laws, regulations and policies, including failure to comply with laws or regulations applicable to our business; maintaining adequate surety and financial capacity; potential high leverage and inability to service our debt and guarantees; ability to continue payment of dividends; exposure to political and economic risks in different countries, including tariffs and trade policies, geopolitical events, and conflicts; inflation, currency exchange rates and interest rate fluctuations; changes in capital markets and stock market volatility; retaining and recruiting key technical and management personnel; legal claims and litigation; inadequate insurance coverage; environmental law compliance and inadequate nuclear indemnification; unexpected adjustments and cancellations related to our backlog; partners and third parties who may fail to satisfy their legal obligations; managing pension costs; AECOM Capital’s real estate development; cybersecurity issues, IT outages and data privacy; risks associated with the benefits and costs of the sale of our Management Services and self-perform at-risk civil infrastructure, power construction, and oil and gas construction businesses, including the risk that any purchase adjustments from those transactions could be unfavorable and any future proceeds owed to us as part of the transactions could be lower than we expect; as well as other additional risks and factors discussed in this Quarterly Report on Form 10‑Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.
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
•International: Planning, advisory, consulting, architectural and engineering design services, site supervision and program management to public and private clients in Europe, the Middle East, India, Africa and the Asia-Australia-Pacific regions in major end markets such as transportation, water, government, facilities, environmental, and energy.
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
At March 31, 2025, we had approximately $899.2 million remaining of the Board’s stock repurchase authorization. On November 14, 2024, the Board approved an increase in our stock repurchase authorization to $1.0 billion. We intend to deploy future available cash towards dividends and stock repurchases consistent with our returns driven capital allocation policy.
We have exited substantially all of our self-perform at-risk construction businesses. As part of our ongoing plan to improve profitability and maintain a reduced risk profile, we continuously evaluate our business portfolio.
We completed a transaction that transitioned the AECOM Capital team to a new third-party platform in the third quarter of fiscal 2024. The team will continue to support AECOM Capital’s investment vehicles pursuant to certain advisory agreements in a manner consistent with their current obligations.

Results of Operations
Three and six months ended March 31, 2025 compared to the three and six months ended March 31, 2024
Consolidated Results

	Three Months Ended				Six Months Ended
	March 31, 2025	March 31, 2024	Changes		March 31, 2025	March 31, 2024	Changes
			$	%			$	%
	($ in millions)
Revenue	$3,771.6	$3,943.9	$(172.3)	(4.4)%	$7,785.8	$7,843.8	$(58.0)	(0.7)%
Cost of revenue	3,480.8	3,682.8	(202.0)	(5.5)	7,226.6	7,338.7	(112.1)	(1.5)
Gross profit	290.8	261.1	29.7	11.4	559.2	505.1	54.1	10.7
Equity in earnings of joint ventures	6.8	19.5	(12.7)	(65.1)	16.4	(9.5)	25.9	(272.6)
General and administrative expenses	(40.0)	(44.7)	4.7	(10.5)	(80.5)	(80.4)	(0.1)	0.1
Restructuring costs	—	(35.4)	35.4	(100.0)	—	(51.6)	51.6	(100.0)
Income from operations	257.6	200.5	57.1	28.5	495.1	363.6	131.5	36.2
Other (loss) income	(8.7)	2.6	(11.3)	(434.6)	(1.8)	5.2	(7.0)	(134.6)
Interest income	14.5	15.4	(0.9)	(5.8)	31.1	27.5	3.6	13.1
Interest expense	(42.3)	(47.7)	5.4	(11.3)	(85.3)	(89.0)	3.7	(4.2)
Income from continuing operations before taxes	221.1	170.8	50.3	29.4	439.1	307.3	131.8	42.9
Income tax expense for continuing operations	51.2	45.4	5.8	12.8	80.5	72.0	8.5	11.8
Net income from continuing operations	169.9	125.4	44.5	35.5	358.6	235.3	123.3	52.4
Net loss from discontinued operations	(10.3)	(109.4)	99.1	(90.6)	(19.9)	(110.7)	90.8	(82.0)
Net income	159.6	16.0	143.6	897.5	338.7	124.6	214.1	171.8
Net income attributable to noncontrolling interests from continuing operations	(15.9)	(14.1)	(1.8)	12.8	(27.2)	(27.2)	—	—
Net income attributable to noncontrolling interests from discontinued operations	(0.3)	(0.9)	0.6	(66.7)	(1.1)	(2.0)	0.9	(45.0)
Net income attributable to noncontrolling interests	(16.2)	(15.0)	(1.2)	8.0	(28.3)	(29.2)	0.9	(3.1)
Net income attributable to AECOM from continuing operations	154.0	111.3	42.7	38.4	331.4	208.1	123.3	59.3
Net loss attributable to AECOM from discontinued operations	(10.6)	(110.3)	99.7	(90.4)	(21.0)	(112.7)	91.7	(81.4)
Net income attributable to AECOM	$143.4	$1.0	$142.4	14240.0%	$310.4	$95.4	$215.0	225.4%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.3	93.4	92.8	93.6
Gross profit	7.7	6.6	7.2	6.4
Equity in earnings of joint ventures	0.2	0.5	0.2	(0.1)
General and administrative expenses	(1.1)	(1.1)	(1.0)	(1.0)
Restructuring costs	0.0	(0.9)	0.0	(0.7)
Income from operations	6.8	5.1	6.4	4.6
Other (loss) income	(0.2)	0.1	0.0	0.1
Interest income	0.4	0.4	0.4	0.4
Interest expense	(1.1)	(1.3)	(1.2)	(1.2)
Income from continuing operations before taxes	5.9	4.3	5.6	3.9
Income tax expense for continuing operations	1.4	1.1	1.0	0.9
Net income from continuing operations	4.5	3.2	4.6	3.0
Net loss from discontinued operations	(0.3)	(2.8)	(0.2)	(1.4)
Net income	4.2	0.4	4.4	1.6
Net income attributable to noncontrolling interests from continuing operations	(0.4)	(0.4)	(0.3)	(0.3)
Net income attributable to noncontrolling interests from discontinued operations	0.0	0.0	(0.1)	(0.1)
Net income attributable to noncontrolling interests	(0.4)	(0.4)	(0.4)	(0.4)
Net income attributable to AECOM from continuing operations	4.1	2.8	4.3	2.7
Net loss attributable to AECOM from discontinued operations	(0.3)	(2.8)	(0.3)	(1.5)
Net income attributable to AECOM	3.8%	0.0%	4.0%	1.2%
Revenue

Our revenue for the three months ended March 31, 2025 decreased $172.3 million, or 4.4%, to $3,771.6 million as compared to $3,943.9 million for the corresponding period last year.

Our revenue for the six months ended March 31, 2025 decreased $58.0 million, or 0.7%, to $7,785.8 million as compared to $7,843.8 million for the corresponding period last year.
While revenues in the current period declined from prior year, the Company's portion of revenue excluding pass-through revenue attributable to subcontractors continued to increase. Underlying revenue excluding pass-through revenues increased across most of our end markets as a result of increased investment by large, publicly financed, global infrastructure programs including the Infrastructure Investment and Jobs Act in the U.S. and similar large programs in our largest end markets globally. Our Water end market has been benefiting from increased investment to address drought, flooding, emerging contaminant remediation, water storage, and clean and safe drinking water. Our Transportation end market has been benefiting from incremental investments across the globe to modernize transportation infrastructure and address growth and urbanization trends, while our Environment end market has been benefiting from infrastructure that requires permitting, compliance, and remediation as well as investments in energy. Our Facilities end market has been benefiting from positive public sector investment, trends in asset maintenance and repositioning as well as demand for modern, efficient facilities. The quantification of the impact of these trends by end market is noted within our Americas and International reportable segments discussion below, where applicable, and represents substantially all of our revenue change.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because these pass-through revenues can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Pass-through revenues for the quarters ended March 31, 2025 and 2024 were $1.9 billion and $2.1 billion, respectively. Pass-through revenue as a percentage of total revenue was 50% and 54% during the three months ended March 31, 2025 and 2024, respectively. Pass-through revenues for the six months ended March 31, 2025 and 2024 were $4.1 billion and $4.3 billion, respectively. Pass-through revenue as a percentage of total revenue was 53% and 55% during the six months ended March 31, 2025 and 2024, respectively.
Cost of Revenue
Our cost of revenue decreased to $3,480.8 million for the three months ended March 31, 2025 compared to $3,682.8 million for the corresponding period last year, a decrease of $202.0 million, or 5.5%.
Our cost of revenue decreased to $7,226.6 million for the six months ended March 31, 2025 compared to 7,338.7 million for the corresponding period last year, a decrease of $112.1 million, or 1.5%.
Substantially all of the change in our cost of revenue for the three and six months ended March 31, 2025 occurred in our Americas and International reportable segments, which is discussed in more detail below.
Gross Profit
Our gross profit for the three months ended March 31, 2025 increased $29.7 million, or 11.4%, to $290.8 million as compared to $261.1 million for the corresponding period last year. For the three months ended March 31, 2025, gross profit, as a percentage of revenue, increased to 7.7% from 6.6% in the corresponding period last year.
Our gross profit for the six months ended March 31, 2025 increased $54.1 million, or 10.7%, to $559.2 million as compared to $505.1 million for the corresponding period last year. For the six months ended March 31, 2025, gross profit, as a percentage of revenue, increased to 7.2% from 6.4% in the corresponding period last year.
Gross profit changes were due to the reasons noted in our Americas and International reportable segments below.
Equity in Earnings of Joint Ventures
Our equity in earnings of joint ventures for the three months ended March 31, 2025 was $6.8 million as compared to $19.5 million in the corresponding period last year.
Our equity in earnings of joint ventures for the six months ended March 31, 2025 was $16.4 million as compared to equity in losses of $9.5 million in the corresponding period last year.
The decrease in equity in earnings of joint ventures for the three months ended March 31, 2025 compared to the same period in the prior year was primarily due to a favorable close out in our AECOM Capital segment in the prior year that did not repeat in the current year. The increase in equity in earnings of joint ventures for the six months ended March 31, 2025 compared to the same period in the prior year was primarily due to impairment losses recorded by our AECOM Capital segment in the first half of fiscal 2024 that did not repeat in fiscal 2025.
General and Administrative Expenses
Our general and administrative expenses for the three months ended March 31, 2025 decreased $4.7 million, or 10.5%, to $40.0 million as compared to $44.7 million for the corresponding period last year. For the three months ended March 31, 2025, general and administrative expenses, as a percentage of revenue, was 1.1% which was consistent with the corresponding period last year.
Our general and administrative expenses for the six months ended March 31, 2025 increased $0.1 million, or 0.1%, to $80.5 million as compared to $80.4 million for the corresponding period last year. For the six months ended March 31, 2025, general and administrative expenses, as a percentage of revenue, was 1.0% which was consistent with the corresponding period last year.
The decrease in general and administrative expenses for the three months ended March 31, 2025 was primarily due to increased costs related to nonrecurring expenses in our AECOM Capital segment in fiscal 2024 that did not repeat in fiscal 2025.

Restructuring Costs
Restructuring costs are comprised of personnel costs, real estate costs, and costs associated with business exits. No new transformative restructuring actions were initiated during the three and six months ended March 31, 2025. During the three and six months ended March 31, 2024, we incurred total restructuring costs of $35.4 million and $51.6 million, respectively, primarily related to costs incurred to continue to align our real estate portfolio with our employee flexibility initiatives, continue our exit of certain countries in Southeast Asia, drive support function efficiency, and reduce our risk profile.
Other (loss) Income
Our other loss for the three months ended March 31, 2025 was $8.7 million compared to other income of $2.6 million for the corresponding period last year.
Our other loss for the six months ended March 31, 2025 was $1.8 million compared to other income of $5.2 million for the corresponding period last year.
The decreases in other income for the three and six months ended March 31, 2025 were primarily due to the decrease in fair value of our investments measured at fair value.
Interest Income
Our interest income for the three months ended March 31, 2025 decreased to $14.5 million from $15.4 million for the corresponding period last year.
Our interest income for the six months ended March 31, 2025 increased to $31.1 million from $27.5 million for the corresponding period last year.
The increase in interest income for the six months ended March 31, 2025 was primarily due to an increase in our interest-bearing assets.
Interest Expense
Our interest expense for the three months ended March 31, 2025 was $42.3 million as compared to $47.7 million for the corresponding period last year.
Our interest expense for the six months ended March 31, 2025 was $85.3 million as compared to $89.0 million for the corresponding period last year.
The decreases in interest expense for the three and six months ended March 31, 2025 were primarily due to a decrease in the use of our revolving credit facility as compared to the prior year.
Income Tax Expense
Our income tax expense for the three months ended March 31, 2025 was $51.2 million as compared to $45.4 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year was due primarily to the tax impact of an increase in pre-tax income of $57.1 million, partially offset by tax benefit of $6.1 million related to changes in uncertain tax positions.
Our income tax expense for the six months ended March 31, 2025 was $80.5 million as compared to $72.0 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year was due primarily to the tax impact of an increase in pre-tax income of $131.5 million, partially offset by a tax benefit of $20.1 million related to deferred tax assets recognized due to legal entity restructuring implemented in the first quarter of fiscal 2025, a tax benefit of $8.4 million related to changes in valuation allowances, and a tax benefit of $6.9 million related to an audit settlement in the first quarter of fiscal 2024 that did not repeat in fiscal 2025.

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
Net loss from discontinued operations was $10.3 million for the three months ended March 31, 2025 and was $109.4 million for the three months ended March 31, 2024, a decrease of $99.1 million.
Net loss from discontinued operations was $19.9 million for the six months ended March 31, 2025 and was $110.7 million for the six months ended March 31, 2024, a decrease of $90.8 million.
The decreases in net loss from discontinued operations for the three and six months ended March 31, 2025 were primarily due to revisions of estimated contingent consideration related to the sale of our civil infrastructure construction business in fiscal 2024 that did not repeat in fiscal 2025.
Net Income Attributable to AECOM
The factors described above resulted in net income attributable to AECOM of $143.4 million and $310.4 million for the three and six months ended March 31, 2025 as compared to net income attributable to AECOM of $1.0 million and $95.4 million for the three and six months ended March 31, 2024.
Results of Operations by Reportable Segment
Americas

	Three Months Ended				Six Months Ended
	March 31, 2025	March 31, 2024	Change		March 31, 2025	March 31, 2024	Change
			$	%			$	%
	($ in millions)				($ in millions)
Revenue	$2,896.7	$3,038.6	$(141.9)	(4.7)%	$6,008.7	$6,077.3	$(68.6)	(1.1)%
Cost of revenue	2,684.2	2,854.2	(170.0)	(6.0)	5,606.0	5,721.9	(115.9)	(2.0)
Gross profit	$212.5	$184.4	$28.1	15.2%	402.7	$355.4	$47.3	13.3%
The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.7	93.9	93.3	94.2
Gross profit	7.3%	6.1%	6.7%	5.8%
Revenue
Revenue for our Americas segment for the three months ended March 31, 2025 decreased $141.9 million, or 4.7%, to $2,896.7 million as compared to $3,038.6 million for the corresponding period last year. The decrease in revenue for the three months ended March 31, 2025 was primarily due to a decrease in pass-through revenues on contracts for which we subcontract work on behalf of our clients of $193.2 million compared to the corresponding period last year. Revenue from increased project activity in the Americas included growth in our Transportation end market of $40.8 million, or 7.3%, offset by decreases in our Water and Environment end markets of $14.9 million, or 2.7%, and in our Facilities end market of $178.1 million, or 18.4%, compared to the corresponding period last year.
Revenue for our Americas segment for the six months ended March 31, 2025 decreased $68.6 million, or 1.1%, to $6,008.7 million as compared to $6,077.3 million for the corresponding period last year. Pass-through revenues on contracts for which we subcontract work on behalf of our clients decreased $193.3 million compared to the corresponding period last year. Revenue from increased project activity in the Americas included growth in our Transportation end market of $99.4 million, or 9.2%, and our Water and Environment end markets of $20.8 million, or 2.0%, offset by a decrease in our Facilities end market of $217.8 million, or 5.7%, compared to the corresponding period last year.

Cost of Revenue
Cost of revenue for our Americas segment for the three months ended March 31, 2025 decreased by $170.0 million, or 6.0%, to $2,684.2 million compared to $2,854.2 million for the corresponding period last year.
Cost of revenue for our Americas segment for the six months ended March 31, 2025 decreased by $115.9 million, or 2.0%, to $5,606.0 million compared to $5,721.9 million for the corresponding period last year.
The decreases in cost of revenue for the three and six months ended March 31, 2025 were consistent with the decreases in revenue and was due to the decreases in subcontractor and other direct costs.
Gross Profit
Gross profit for our Americas segment for the three months ended March 31, 2025 increased $28.1 million, or 15.2%, to $212.5 million as compared to $184.4 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 7.3% of revenue for the three months ended March 31, 2025 from 6.1% in the corresponding period last year.
Gross profit for our Americas segment for the six months ended March 31, 2025 increased $47.3, or 13.3%, to $402.7 million as compared to $355.4 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.7% of revenue for the six months ended March 31, 2025 from 5.8% in the corresponding period last year.
The increases in gross profit and gross profit as a percentage of revenue for the three and six months ended March 31, 2025 were primarily due to the benefit from restructuring actions taken last year, growth in enterprise capability centers, ongoing continuous improvement initiatives, and growth in higher margin advisory services.
International

	Three Months Ended				Six Months Ended
	March 31, 2025	March 31, 2024	Change		March 31, 2025	March 31, 2024	Change
			$	%			$	%
	($ in millions)				($ in millions)
Revenue	$874.8	$904.8	$(30.0)	(3.3)%	$1,776.8	$1,765.8	$11.0	0.6%
Cost of revenue	796.6	828.6	(32.0)	(3.9)	1,620.6	1,616.8	3.8	0.2
Gross profit	$78.2	$76.2	$2.0	2.6%	$156.2	$149.0	$7.2	4.8%
The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	91.1	91.6	91.2	91.6
Gross profit	8.9%	8.4%	8.8%	8.4%
Revenue
Revenue for our International segment for the three months ended March 31, 2025 decreased $30.0 million, or 3.3%, to $874.8 million as compared to $904.8 million for the corresponding period last year. The decrease in revenue for the three months ended March 31, 2025 was primarily due to a decrease in pass-through revenues of $26.5 million compared to the corresponding period in the prior year. Revenue increased in our Water and Environment end market by $22.1 million, or 12.5%, offset by decreases in our Facilities end market, of $18.4 million, or 4.8%, and in our Transportation end market of $32.1 million, or 10.1%, compared to the corresponding period last year.

Revenue for our International segment for the six months ended March 31, 2025 increased $11.0 million, or 0.6%, to $1,776.8 million as compared to $1,765.8 million for the corresponding period last year. Growth was led by our Facilities end market, which increased $34.3 million, or 4.8%, and our Water and Environment end market, which increased by $22.4 million, or 6.1%, partially offset by a decrease in our Transportation end market of $45.7 million, or 7.2%, compared to the corresponding period last year, which have benefited from the end market trends discussed in the consolidated revenue section above.
Cost of Revenue
Cost of revenue for our International segment for the three months ended March 31, 2025 decreased $32.0 million, or 3.9%, to $796.6 million as compared to $828.6 million for the corresponding period last year. The decrease in cost of revenue for the three months ended March 31, 2025 was consistent with the decrease in revenue and was due to the decreases in subcontractor and other direct costs.
Cost of revenue for our International segment for the six months ended March 31, 2025 increased $3.8 million, or 0.2%, to $1,620.6 million as compared to $1,616.8 million for the corresponding period last year. The increase in cost of revenue for the six months ended March 31, 2025 was consistent with the increase in revenue.
Gross Profit
Gross profit for our International segment for the three months ended March 31, 2025 increased $2.0 million, or 2.6%, to $78.2 million as compared to $76.2 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 8.9% of revenue for the three months ended March 31, 2025 from 8.4% in the corresponding period last year.
Gross profit for our International segment for the six months ended March 31, 2025 increased $7.2 million, or 4.8%, to $156.2 million as compared to $149.0 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 8.8% of revenue for the six months ended March 31, 2025 from 8.4% in the corresponding period last year.
The increases in gross profit and gross profit as a percentage of revenue for the three and six months ended March 31, 2025 were primarily due to benefits from restructuring actions taken last year, ongoing exits from lower margin countries, growth in the enterprise capability centers, and continuous improvement initiatives.
AECOM Capital

	Three Months Ended				Six Months Ended
	March 31, 2025	March 31, 2024	Change		March 31, 2025	March 31, 2024	Change
			$	%			$	%
	($ in millions)				($ in millions)
Revenue	$0.1	$0.5	$(0.4)	(80.0)%	$0.3	$0.7	$(0.4)	(57.1)%
Equity in (losses) earnings of joint ventures	$(2.1)	$9.7	$(11.8)	(121.6)%	$(0.9)	$(27.2)	$26.3	(96.7)%
General and administrative expenses	$(2.8)	$(9.7)	$6.9	(71.1)%	$(5.2)	$(12.1)	$6.9	(57.0)%
Equity in earnings of joint ventures for the three months ended March 31, 2025 decreased $11.8 million, or 121.6%, to a loss of $2.1 million compared to earnings of $9.7 million for the corresponding period last year. The change in equity in earnings of joint ventures for the three months ended March 31, 2025 was primarily due to favorable close out of an investment in the prior year that did not repeat in the current year. Equity in losses of joint ventures for the six months ended March 31, 2025 decreased $26.3 million, or 96.7%, to $0.9 million compared to a loss of $27.2 million for the corresponding period last year. The change in equity in losses of joint ventures for the six months ended March 31, 2025 was primarily due to impairment losses of $35.9 million recognized in the fiscal 2024 that did not repeat in fiscal 2025.

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
Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At March 31, 2025, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and, therefore, we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.
At March 31, 2025, cash and cash equivalents, including cash and cash equivalents included in current assets held for sale, were $1,600.1 million, a decrease of $15.2 million from $1,584.9 million at September 30, 2024.
Net cash provided by operating activities was $341.7 million for the six months ended March 31, 2025 as compared to $237.4 million for the six months ended March 31, 2024. The change was primarily attributable to an increase in net income of approximately $214.1 million and cash provided by changes in working capital of $24.7 million, partially offset by a decrease in adjustments for non-cash items of approximately $134.5 million. The sale of trade receivables to financial institutions included in operating cash flows increased $63.6 million during the six months ended March 31, 2025 compared to the six months ended March 31, 2024. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.
Net cash used in investing activities was $86.0 million for the six months ended March 31, 2025, as compared to $121.9 million for the six months ended March 31, 2024. The change was primarily attributable to cash repayments of $14.3 million on the revolving credit facility from the counterparty to our sale of our civil infrastructure construction business, a $25.5 million decrease in investments in unconsolidated joint ventures and a decrease in cash payments for capital expenditures of approximately $24.1 million, partially offset by cash outflow from the deconsolidation of a discontinued operation of $45.4 million.

Net cash used in financing activities was $236.4 million for the six months ended March 31, 2025 as compared to $188.4 million for the six months ended March 31, 2024. The change from the prior year was primarily attributable to a $24.4 million increase in stock repurchases under our stock repurchase program and higher distributions to noncontrolling interests of $38.8 million, partially offset by higher contributions from noncontrolling interests of $13.8 million. Total borrowings under our Credit Agreement may vary during the period as we regularly draw and repay amounts to fund working capital.
Working Capital
Working capital, or current assets less current liabilities, increased $113.6 million, or 14.2%, to $915.6 million at March 31, 2025 from $802.0 million at September 30, 2024. Net accounts receivable and contract assets, net of contract liabilities, decreased to $3,143.5 million at March 31, 2025 from $3,301.4 million at September 30, 2024.
Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 73 days at March 31, 2025 compared to 70 days at September 30, 2024.
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
Debt
Debt consisted of the following:

	March 31, 2025	September 30, 2024

	(in millions)
Credit Agreement	$1,443.2	$1,446.6
2027 Senior Notes	997.3	997.3
Other debt	106.4	95.9
Total debt	2,546.9	2,539.8
Less: Current portion of debt and short-term borrowings	(70.3)	(66.9)
Less: Unamortized debt issuance costs	(20.4)	(22.6)
Long-term debt	$2,456.2	$2,450.3

The following table presents, in millions, scheduled maturities of our debt as of December 31, 2024:

Fiscal Year
2025 (six months remaining)	$53.4
2026	33.3
2027	1,023.2
2028	16.7
2029	757.5
Thereafter	662.8
Total	$2,546.9
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
The Credit Agreement contains customary negative covenants that include, among other things, limitations on our ability and certain of our subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of our business, consummate mergers, consolidations and the sale of all or substantially all of our respective assets and transact with affiliates. We are also required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenant”). The Financial Covenant does not apply to the New Term B Facility. As of March 31, 2025, we were in compliance with the covenants of the Credit Agreement.

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
At March 31, 2025 and September 30, 2024, letters of credit totaled $4.4 million and $4.4 million, respectively, under our New Revolving Credit Facility. As of March 31, 2025 and September 30, 2024, we had $1,495.6 million and $1,495.6 million, respectively, available under our New Revolving Credit Facility.
2027 Senior Notes
On February 21, 2017, we completed a private placement offering of $1,000,000,000 aggregate principal amount of our unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, we completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.
As of March 31, 2025, the estimated fair value of the 2027 Senior Notes was approximately $997.3 million. The fair value of the 2027 Senior Notes as of March 31, 2025 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest is payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes will mature on March 15, 2027.
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
We were in compliance with the covenants relating to the 2027 Senior Notes as of March 31, 2025.
Other Debt and Other Items
Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At March 31, 2025 and September 30, 2024, these outstanding standby letters of credit totaled $889.3 million and $934.5 million, respectively. As of March 31, 2025, we had $387.5 million available under these unsecured credit facilities.
Effective Interest Rate
Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements and interest rate cap agreements during the six months ended March 31, 2025 and 2024 was 5.1% and 5.5%, respectively.
Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and six months ended March 31, 2025 of $1.2 million and $2.6 million, respectively, and for the three and six months ended March 31, 2024 of $1.2 million and $2.4 million, respectively.
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
Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of March 31, 2025, there was approximately $893.7 million, including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.
We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At March 31, 2025, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $112.1 million. The total amounts of employer contributions paid for the six months ended March 31, 2025 were $4.8 million for U.S. plans and $10.9 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third-party multiemployer plans that we do not control or manage. For the year ended September 30, 2024, we contributed $2.5 million to multiemployer pension plans.
Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended September 30, 2024 for a discussion of our contractual obligations. There have been no changes, outside of the ordinary course of business, to these contractual obligations during the six months ended March 31, 2025.
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
The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of March 31, 2025 and September 30, 2024, and for the six months ended March 31, 2025.

Condensed Combined Balance Sheets
Parent and Subsidiary Guarantors
(unaudited - in millions)

	March 31, 2025	September 30, 2024
Current assets	$3,491.6	$3,405.2
Non-current assets	2,958.3	3,033.6
Total assets	$6,449.9	$6,438.8

Current liabilities	$2,844.2	$2,918.1
Non-current liabilities	2,905.9	2,913.0
Total liabilities	5,750.1	5,831.1

Total stockholders’ equity	699.8	607.7
Total liabilities and stockholders’ equity	$6,449.9	$6,438.8

Condensed Combined Statement of Operations
Parent and Subsidiary Guarantors
(unaudited - in millions)

For the six months ended
March 31, 2025
Revenue	$4,565.5
Cost of revenue	4,261.4
Gross profit	304.1

Net income from continuing operations	129.9
Net loss from discontinued operations	—
Net income	$129.9

Net income attributable to AECOM	$129.9
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
Interest Rates
Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 31, 2025 and September 30, 2024, we had $1,443.2 million and $1,446.6 million, respectively, in outstanding borrowings under our term credit agreements and revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.125% to 1.00% and the applicable margin that is added to borrowings in the Term SOFR rate can range from 1.125% to 2.00%. For the six months ended March 31, 2025, our weighted average floating rate borrowings were $1,663.4 million, or $963.4 million excluding borrowings with effective fixed interest rates due to interest rate swap and interest rate cap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the six months ended March 31, 2025 would have increased by $4.8 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of March 31, 2025 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table shows the repurchase activity for each of the three months ended March 31, 2025:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)

January 1 - 31, 2025	—	$—	—	$974,800,000
February 1 - 28, 2025	191,579	$104.46	191,579	$954,800,000
March 1 - 31, 2025	567,520	$97.88	567,520	$899,200,000
Total	759,099		759,099
_____________________________________________________________
(1)On November 14, 2024, the Board approved an increase in the Company’s repurchase authorization up to an aggregate amount of $1.0 billion with no expiration date. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosure
None.

Item 5.  Other Information
During the fiscal quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as each term is defined in Item 408(a) of Regulation S-K, except as follows:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold

Troy Rudd, Chairman and Chief Executive Officer	February 10, 2025	August 20, 2025	Sale of all shares acquired from the exercise of 53,097 stock options

Item 6. Exhibits
The following documents are filed as Exhibits to the Report:

			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Numbers	Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/21/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Certificate of Amendment of Certificate of Incorporation				X

3.7	Third Amended and Restated Bylaws of the Company	Form 8-K	3.1	5/19/2023

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL				X
# Management contract or compensatory plan or arrangement
* Portions of the exhibit have been omitted as confidential

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: May 6, 2025	By:	/S/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer