Form 10-Q
period 2025-06-30
AECOM
filed 2025-08-05
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, 132,446,101 shares of the registrant’s common stock were outstanding.

AECOM

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AECOM
Consolidated Balance Sheets
(unaudited - in thousands, except share data)

	June 30, 2025	September 30, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,539,369	$1,316,945
Cash in consolidated joint ventures	254,708	263,932
Total cash and cash equivalents	1,794,077	1,580,877
Accounts receivable—net	2,597,746	2,793,307
Contract assets	1,922,253	1,806,458
Prepaid expenses and other current assets	854,896	758,693
Current assets held for sale	—	77,224
Income taxes receivable	98,061	159,500
TOTAL CURRENT ASSETS	7,267,033	7,176,059
PROPERTY AND EQUIPMENT—NET	403,936	354,377
DEFERRED TAX ASSETS—NET	339,855	326,685
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	149,195	138,067
GOODWILL	3,486,713	3,480,155
INTANGIBLE ASSETS—NET	5,183	6,932
OTHER NON-CURRENT ASSETS	120,475	147,228
OPERATING LEASE RIGHT-OF-USE ASSETS	462,863	432,166
NON - CURRENT ASSETS HELD FOR SALE	16,892	—
TOTAL ASSETS	$12,252,145	$12,061,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$4,676	$3,080
Accounts payable	2,451,248	2,560,122
Accrued expenses and other current liabilities	2,498,168	2,385,731
Income taxes payable	40,341	27,418
Contract liabilities	1,165,044	1,298,327
Current liabilities held for sale	—	35,559
Current portion of long-term debt	68,499	63,844
TOTAL CURRENT LIABILITIES	6,227,976	6,374,081
OTHER LONG-TERM LIABILITIES	158,597	156,406
OPERATING LEASE LIABILITIES, NON-CURRENT	521,492	510,573
DEFERRED TAX LIABILITY-NET	44,576	27,509
PENSION BENEFIT OBLIGATIONS	145,044	172,360
LONG-TERM DEBT	2,455,855	2,450,330
TOTAL LIABILITIES	9,553,540	9,691,259

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock-authorized, 300,000,000 shares of $0.01 par value as of June 30, 2025 and September 30, 2024; issued and outstanding 132,318,294 and 132,552,407 shares as of June 30, 2025 and September 30, 2024, respectively	1,323	1,326
Additional paid-in capital	4,426,087	4,347,197
Accumulated other comprehensive loss	(874,861)	(882,671)
Accumulated deficits	(1,060,209)	(1,281,647)
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,492,340	2,184,205
Noncontrolling interests	206,265	186,205
TOTAL STOCKHOLDERS’ EQUITY	2,698,605	2,370,410
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,252,145	$12,061,669
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$4,178,440	$4,151,251	$11,964,205	$11,995,004
Cost of revenue	3,851,490	3,866,207	11,078,090	11,204,816
Gross profit	326,950	285,044	886,115	790,188

Equity in earnings (losses) of joint ventures	5,290	7,647	21,707	(1,835)
General and administrative expenses	(38,163)	(36,209)	(118,676)	(116,619)
Restructuring costs	—	(29,025)	—	(80,670)
Income from operations	294,077	227,457	789,146	591,064

Other income (loss)	823	963	(1,001)	6,154
Interest income	14,063	15,817	45,157	43,341
Interest expense	(40,198)	(51,370)	(125,437)	(140,350)
Income from continuing operations before taxes	268,765	192,867	707,865	500,209
Income tax expense for continuing operations	65,148	46,035	145,618	118,078
Net income from continuing operations	203,617	146,832	562,247	382,131
Net (loss) income from discontinued operations	(43,880)	5,677	(63,766)	(104,998)
Net income	159,737	152,509	498,481	277,133

Net income attributable to noncontrolling interests from continuing operations	(28,771)	(17,355)	(55,953)	(44,585)
Net income attributable to noncontrolling interests from discontinued operations	—	(881)	(1,126)	(2,830)
Net income attributable to noncontrolling interests	(28,771)	(18,236)	(57,079)	(47,415)

Net income attributable to AECOM from continuing operations	174,846	129,477	506,294	337,546
Net (loss) income attributable to AECOM from discontinued operations	(43,880)	4,796	(64,892)	(107,828)
Net income attributable to AECOM	$130,966	$134,273	$441,402	$229,718

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$1.32	$0.95	$3.82	$2.48
Basic discontinued operations per share	$(0.33)	$0.04	$(0.49)	$(0.79)
Basic earnings per share	$0.99	$0.99	$3.33	$1.69

Diluted continuing operations per share	$1.31	$0.95	$3.80	$2.47
Diluted discontinued operations per share	$(0.33)	$0.03	$(0.49)	$(0.79)
Diluted earnings per share	$0.98	$0.98	$3.31	$1.68

Weighted average shares outstanding:
Basic	132,301	136,025	132,411	135,976
Diluted	133,078	136,790	133,281	136,868
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Comprehensive Income
(unaudited—in thousands)

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$159,737	$152,509	$498,481	$277,133

Other comprehensive income (loss), net of tax:
Net unrealized loss on derivatives, net of tax	(3,769)	(375)	(1,816)	(9,776)
Foreign currency translation adjustments	85,389	(4,422)	14,394	28,613
Pension adjustments, net of tax	(13,263)	(260)	(4,868)	(7,250)
Other comprehensive income (loss), net of tax	68,357	(5,057)	7,710	11,587
Comprehensive income, net of tax	228,094	147,452	506,191	288,720
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(28,862)	(18,198)	(56,979)	(47,414)
Comprehensive income attributable to AECOM, net of tax	$199,232	$129,254	$449,212	$241,306
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Stockholders’ Equity
(unaudited—in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total AECOM Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
BALANCE AT SEPTEMBER 30, 2024	$1,326	$4,347,197	$(882,671)	$(1,281,647)	$2,184,205	$186,205	$2,370,410
Net income	—	—	—	441,402	441,402	57,079	498,481
Dividends declared	—	—	—	(104,427)	(104,427)	—	(104,427)
Other comprehensive income	—	—	7,810	—	7,810	(100)	7,710
Issuance of stock	10	51,297	—	—	51,307	—	51,307
Repurchases of stock	(13)	(18,470)	—	(115,537)	(134,020)	—	(134,020)
Stock-based compensation	—	46,063	—	—	46,063	—	46,063
Effect of deconsolidation of a joint venture	—	—	—	—	—	(13,768)	(13,768)
Contributions from noncontrolling interests	—	—	—	—	—	2,350	2,350
Distributions to noncontrolling interests	—	—	—	—	—	(25,501)	(25,501)
BALANCE AT JUNE 30, 2025	$1,323	$4,426,087	$(874,861)	$(1,060,209)	$2,492,340	$206,265	$2,698,605

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total AECOM Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
BALANCE AT SEPTEMBER 30, 2023	$1,362	$4,241,523	$(926,577)	$(1,103,976)	$2,212,332	$171,379	$2,383,711
Net income	—	—	—	229,718	229,718	47,415	277,133
Dividends declared	—	—	—	(91,194)	(91,194)	—	(91,194)
Other comprehensive income	—	—	11,588	—	11,588	(1)	11,587
Issuance of stock	13	53,597	—	—	53,610	—	53,610
Repurchases of stock	(18)	(21,179)	—	(141,345)	(162,542)	—	(162,542)
Stock-based compensation	—	44,814	—	—	44,814	—	44,814
Contributions from noncontrolling interests	—	—	—	—	—	8,529	8,529
Distributions to noncontrolling interests	—	—	—	—	—	(26,972)	(26,972)
BALANCE AT JUNE 30, 2024	$1,357	$4,318,755	$(914,989)	$(1,106,797)	$2,298,326	$200,350	$2,498,676

AECOM
Consolidated Statements of Stockholders’ Equity
(unaudited—in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total AECOM Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
BALANCE AT MARCH 31, 2025	$1,320	$4,378,663	$(943,127)	$(1,151,420)	$2,285,436	$180,851	$2,466,287
Net income	—	—	—	130,966	130,966	28,771	159,737
Dividends declared	—	—	—	(35,040)	(35,040)	—	(35,040)
Other comprehensive loss	—	—	68,266	—	68,266	91	68,357
Issuance of stock	3	32,140	—	—	32,143	—	32,143
Repurchases of stock	—	(22)	—	(4,715)	(4,737)	—	(4,737)
Stock-based compensation	—	15,306	—	—	15,306	—	15,306
Effect of deconsolidation of a joint venture	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	15	15
Distributions to noncontrolling interests	—	—	—	—	—	(3,463)	(3,463)
BALANCE AT JUNE 30, 2025	$1,323	$4,426,087	$(874,861)	$(1,060,209)	$2,492,340	$206,265	$2,698,605

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total AECOM Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
BALANCE AT MARCH 31, 2024	$1,359	$4,267,719	$(909,970)	$(1,160,441)	$2,198,667	$195,688	$2,394,355
Net loss	—	—	—	134,273	134,273	18,236	152,509
Dividends declared	—	—	—	(30,338)	(30,338)	—	(30,338)
Other comprehensive income	—	—	(5,019)	—	(5,019)	(38)	(5,057)
Issuance of stock	3	36,887	—	—	36,890	—	36,890
Repurchases of stock	(5)	(54)	—	(50,291)	(50,350)	—	(50,350)
Stock-based compensation	—	14,203	—	—	14,203	—	14,203
Contributions from noncontrolling interests	—	—	—	—	—	3,037	3,037
Distributions to noncontrolling interests	—	—	—	—	—	(16,573)	(16,573)
BALANCE AT JUNE 30, 2024	$1,357	$4,318,755	$(914,989)	$(1,106,797)	$2,298,326	$200,350	$2,498,676
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$498,481	$277,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,375	133,873
Equity in (earnings) losses of unconsolidated joint ventures	(15,555)	5,235
Distribution of earnings from unconsolidated joint ventures	52,144	15,141
Non-cash stock compensation	46,063	44,814
Loss on sale of discontinued operations	—	90,412
Foreign currency translation	5,604	3,670
Other	9,452	4,652
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	96,518	(514,407)
Prepaid expenses and other assets	(61,362)	20,613
Accounts payable	(160,641)	290,587
Accrued expenses and other current liabilities	167,562	164,926
Contract liabilities	(133,282)	72,917
Other long-term liabilities	(7,887)	(80,852)
Net cash provided by operating activities	625,472	528,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisition, net of cash acquired	(2,786)	(18,686)
Cash outflow from deconsolidation of a joint venture	(45,352)	—
Investment in unconsolidated joint ventures	(30,438)	(48,352)
Return of investment in unconsolidated joint ventures	3,042	—
Proceeds from sale of investments	—	3,180
Other investing activities	16,625	(27,100)
Proceeds from disposal of property and equipment	236	343
Payments for capital expenditures	(74,639)	(95,280)
Net cash used in investing activities	(133,312)	(185,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	1,931,502	5,319,563
Repayments of borrowings under credit agreements	(1,958,842)	(5,017,837)
Cash paid for debt issuance costs	(687)	(16,573)
Dividends paid	(99,149)	(85,391)
Proceeds from issuance of common stock	22,445	25,629
Payments to repurchase common stock	(138,324)	(163,147)
Net distributions to noncontrolling interests	(33,313)	(18,443)
Other financing activities	(5,235)	573
Net cash (used in) provided by financing activities	(281,603)	44,374

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,342)	(1,154)
NET INCREASE IN CASH AND CASH EQUIVALENTS	209,215	386,039
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,584,862	1,262,152
CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,794,077	1,648,191
LESS CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	—	(3,379)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF PERIOD	$1,794,077	$1,644,812

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
The results of operations for the three and nine months ended June 30, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2025.
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
The Company reports its annual results of operations based on 52- or 53-week periods ending on the Friday nearest September 30. The interim consolidated financial statements are presented for the periods ending on June 27, 2025 and June 28, 2024. For clarity of presentation, all periods are presented as if the periods ended on September 30 and June 30.
2.    New Accounting Pronouncements and Changes in Accounting
In November 2023, the Financial Accounting Standards Board (FASB) amended the guidance of Accounting Standards Codification (ASC) 280, Segment Reporting, requiring public entities to disclose significant segment expenses and other segment items on an interim basis. The new guidance is effective for the Company for its annual financial statements in fiscal year 2025 and for its interim financial statements in fiscal year 2026, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its financial statement presentation.
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
In November 2024, the FASB issued ASU 2024-03 requiring public entities to provide disaggregated disclosures in the notes of the financial statements of certain categories of expenses that are included in expense line items on the face of the income statement on an interim basis. The new guidance is effective for the Company for its annual financial statements in fiscal year 2027 and for its interim financial statements in fiscal year 2028, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its financial statements.

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
During the third quarter of fiscal 2024, the Company resolved contingencies related to the sale of its civil infrastructure construction business and received equity in the counterparty, and the Company recorded a $12.7 million gain based on the fair value of the equity received. Concurrently, the Company participated as a member of a lending group in a revolving credit facility for the counterparty, committing to fund $30 million that matures in May 2029. At June 30, 2025, the counterparty had $4.4 million outstanding under the credit facility, and all cash flows were classified as other investing activities.
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
Refinery Turnaround Project
A former affiliate of the Company, which was sold in a series of transactions to effectuate the sale of the self‑perform at-risk construction businesses, entered into an agreement to perform turnaround maintenance services in Montana in December 2017. The former affiliate performed additional work outside of the original contract and became entitled to payment from the refinery owner. As part of the sale of the former affiliate, the refinery turnaround project, including related claims, were retained by the Company. The former affiliate's claims against the refinery owner and the refinery owner's crossclaims against the Company's former affiliate moved to federal court. A jury trial was completed on February 1, 2025, resulting in a favorable verdict for the Company. As a result of unfavorable court orders on post-trial motions during the third quarter of fiscal 2025, including pre-judgment interest and prompt payment interest, and issuance of the associated judgment, the Company recorded a $53.0 million loss from the reduction in the expected future net cash proceeds the Company would receive as a result of the trial verdict. The Company has appealed the judgment. The loss is reported in discontinued operations as the project was completed prior to the sale of the former affiliate.
The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	June 30, 2025	September 30, 2024

Cash and cash equivalents	$—	$4.0
Receivables and contract assets	—	73.2
Current assets held for sale	$—	$77.2

Investment in unconsolidated joint venture	$16.9	$—
Property and equipment, net	—	16.7
Other	—	1.2
Write-down of assets to fair value less cost to sell	—	(17.9)
Non-current assets held for sale	$16.9	$—

Accounts payable and accrued expenses	$—	$35.6
Current liabilities held for sale	$—	$35.6

The following table represents summarized income statement information of discontinued operations (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenue	$—	$37.3	$102.7	$138.4
Cost of revenue	—	41.8	106.6	139.5
Gross loss	—	(4.5)	(3.9)	(1.1)
Equity in losses of joint ventures	(0.1)	—	(6.1)	(3.4)
(Loss) income on disposal activities	(58.3)	12.7	(75.0)	(100.4)
Transaction costs	—	—	—	(0.2)
(Loss) income from operations	(58.4)	8.2	(85.0)	(105.1)
Other expense	(0.4)	(0.6)	(0.8)	(1.7)
(Loss) income before taxes	(58.8)	7.6	(85.8)	(106.8)
Income tax (benefit) expense	(14.9)	1.9	(22.0)	(1.8)
Net (loss) income from discontinuing operations	$(43.9)	$5.7	$(63.8)	$(105.0)
The significant components included in our Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Payments for capital expenditures	$—	$(0.3)	$—	$(2.4)
Noncash increase in noncurrent assets held for sale due to deconsolidation of a joint venture	$—	$—	$41.6	$—
Noncash decrease in noncontrolling interest due to deconsolidation of a joint venture	$—	$—	$(13.8)	$—
The changes in the carrying value of goodwill by reportable segment for the nine months ended June 30, 2025 were as follows:

	September 30, 2024	Foreign Exchange Impact	Acquired	June 30, 2025
	(in millions)
Americas	$2,625.7	$(2.2)	$—	$2,623.5
International	854.5	7.4	1.3	863.2
Total	$3,480.2	$5.2	$1.3	$3,486.7
The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 30, 2025 and September 30, 2024, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	June 30, 2025			September 30, 2024
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog and Customer relationships	$7.4	$(2.2)	$5.2	$671.7	$(664.8)	$6.9	1 - 11

Amortization expense of acquired intangible assets included within cost of revenue was $1.8 million and $14.1 million for the nine months ended June 30, 2025 and 2024, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2025 and for the succeeding years:

Fiscal Year	(in millions)
2025 (three months remaining)	$0.4
2026	1.5
2027	1.5
2028	1.5
2029	0.3
Total	$5.2
4.    Revenue Recognition
The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred, which it believes to be the best measure of progress towards completion of the performance obligation. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These pass-through revenues for the nine months ended June 30, 2025 and 2024 were $6.4 billion and $6.6 billion, respectively.
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
Disaggregated Revenue
The following tables present the Company’s revenues disaggregated by revenue sources:

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in millions)
Cost reimbursable	$1,619.1	$1,594.7	$4,588.4	$4,817.0
Guaranteed maximum price	1,575.8	1,597.5	4,446.8	4,433.1
Fixed-price	983.5	959.0	2,929.0	2,744.9
Total revenue	$4,178.4	$4,151.2	$11,964.2	$11,995.0

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in millions)
Americas	$3,277.2	$3,247.0	$9,286.2	$9,325.0
Europe, Middle East, India, Africa	536.4	530.1	1,604.7	1,645.3
Asia-Australia-Pacific	364.8	374.1	1,073.3	1,024.7
Total revenue	$4,178.4	$4,151.2	$11,964.2	$11,995.0
Remaining Unsatisfied Performance Obligations
As of June 30, 2025, the Company had allocated $17.9 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 59% is expected to be satisfied within the next twelve months. The majority of remaining performance obligation after the first 12 months are expected to be recognized over a two-year period.
Contract liabilities represent billings as of the balance sheet date, as allowed under the terms of a contract, but not yet recognized as contract revenue pursuant to the Company's revenue recognition policy. The Company recognized revenue of $859.9 million and $764.7 million during the nine months ended June 30, 2025 and 2024, respectively, that was included in contract liabilities as of September 30, 2024 and 2023, respectively.
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

Net accounts receivable consisted of the following:

	June 30, 2025	September 30, 2024
	(in millions)
Billed	$2,012.3	$2,184.9
Contract retentions	674.1	696.3
Total accounts receivable—gross	2,686.4	2,881.2
Allowance for doubtful accounts and credit losses	(88.7)	(87.9)
Total accounts receivable—net	$2,597.7	$2,793.3
Substantially all contract assets as of June 30, 2025 and September 30, 2024 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $320 million and $180 million as of June 30, 2025 and September 30, 2024, respectively. The asset related to the Deactivation, Demolition, and Removal Project retained from the MS Purchaser as defined in and discussed in Note 3 is presented in prepaid expense and other current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client but nonetheless represent an unconditional right to cash.
The Company considers a broad range of information to estimate expected credit losses including the related ages of past due balances, projections of credit losses based on historical trends, and collection history and credit quality of its clients. Negative macroeconomic trends or delays in payment of outstanding receivables could result in an increase in the estimated credit losses.
No single client accounted for more than 10% of the Company’s outstanding receivables at June 30, 2025 and September 30, 2024.
The Company sold trade receivables to financial institutions, of which $355.6 million and $319.5 million were outstanding as of June 30, 2025 and September 30, 2024, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.
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
Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.
Summary of financial information of the consolidated joint ventures is as follows:

	June 30, 2025 (unaudited)	September 30, 2024
	(in millions)
Current assets	$805.6	$836.9
Non-current assets	87.4	83.1
Total assets	$893.0	$920.0

Current liabilities	$630.4	$763.6
Non-current liabilities	6.2	1.5
Total liabilities	636.6	765.1
Total AECOM equity (deficit)	51.5	(17.2)
Noncontrolling interests	204.9	172.1
Total owners’ equity	256.4	154.9
Total liabilities and owners’ equity	$893.0	$920.0
Total revenue of the consolidated joint ventures was $1,260.1 million and $1,799.2 million for the nine months ended June 30, 2025 and 2024, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, was as follows:

	June 30, 2025	September 30, 2024
	(in millions)
Current assets	$1,441.4	$1,379.0
Non-current assets	748.5	799.9
Total assets	$2,189.9	$2,178.9

Current liabilities	$1,047.5	$976.3
Non-current liabilities	92.0	114.8
Total liabilities	1,139.5	1,091.1
Joint ventures’ equity	1,050.4	1,087.8
Total liabilities and joint ventures’ equity	$2,189.9	$2,178.9

AECOM’s investment in unconsolidated joint ventures	$149.2	$138.1

	Nine Months Ended
	June 30, 2025	June 30, 2024
	(in millions)
Revenue	$2,108.1	$1,562.8
Cost of revenue	2,058.2	1,495.3
Gross profit	$49.9	$67.5
Net income	$47.8	$63.9
Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Nine Months Ended
	June 30, 2025	June 30, 2024
	(in millions)
Pass-through joint ventures	$21.6	$24.7
Other joint ventures	0.1	(26.5)
Total	$21.7	$(1.8)
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

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three and nine months ended June 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$—	$—	$0.1	$—	$0.1	$—	$0.2
Interest cost on projected benefit obligation	2.0	10.2	2.4	10.8	5.9	29.7	7.3	32.4
Expected return on plan assets	(1.2)	(13.3)	(1.3)	(14.3)	(3.6)	(38.6)	(4.1)	(42.6)
Amortization of prior service cost	—	0.1	—	0.1	—	0.1	—	0.1
Amortization of net loss (gain)	0.9	(0.4)	0.8	(0.6)	2.8	(1.0)	2.3	(1.8)
Net periodic benefit cost (credit)	$1.7	$(3.4)	$1.9	$(3.9)	$5.1	$(9.7)	$5.5	$(11.7)
The total amounts of employer contributions paid for the nine months ended June 30, 2025 were $7.7 million for U.S. plans and $17.2 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2025 are $3.5 million for U.S. plans and $7.6 million for non-U.S. plans.
7.    Debt
Debt consisted of the following:

	June 30, 2025	September 30, 2024
	(in millions)
Credit Agreement	$1,441.6	$1,446.6
2027 Senior Notes	997.3	997.3
Other debt	109.3	95.9
Total debt	2,548.2	2,539.8
Less: Current portion of debt and short-term borrowings	(73.2)	(66.9)
Less: Unamortized debt issuance costs	(19.1)	(22.6)
Long-term debt	$2,455.9	$2,450.3
The following table presents, in millions, scheduled maturities of the Company’s debt as of June 30, 2025:

Fiscal Year
2025 (three months remaining)	$22.5
2026	59.4
2027	1,025.7
2028	19.0
2029	758.7
Thereafter	662.9
Total	$2,548.2

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
The Credit Agreement contains customary negative covenants that include, among other things, limitations on the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets and transact with affiliates. The Company is also required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenant”). The Financial Covenant does not apply to the New Term B Facility. As of June 30, 2025, the Company was in compliance with the covenants of the Credit Agreement.
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
At June 30, 2025 and September 30, 2024, letters of credit totaled $4.4 million and $4.4 million, respectively, under the Company’s New Revolving Credit Facility. As of June 30, 2025 and September 30, 2024, the Company had $1,495.6 million and $1,495.6 million, respectively, available under its New Revolving Credit Facility.
2027 Senior Notes
On February 21, 2017, the Company completed a private placement offering of $1,000,000,000 aggregate principal amount of its unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, the Company completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.

As of June 30, 2025, the estimated fair value of the 2027 Senior Notes was approximately $993.6 million. The fair value of the 2027 Senior Notes as of June 30, 2025 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest was payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes was payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes were set to mature on March 15, 2027.
At any time and from time to time prior to December 15, 2026, the Company may redeem all or part of the 2027 Senior Notes, at a redemption price equal to 100% of their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest to the redemption date.
The indenture pursuant to which the 2027 Senior Notes were issued contained customary events of default, including, among other things, payment default, exchange default, failure to provide notices thereunder and provisions related to bankruptcy events. The indenture also contained customary negative covenants.
The Company was in compliance with the covenants relating to the 2027 Senior Notes as of June 30, 2025.
Other Debt and Other Items
Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At June 30, 2025 and September 30, 2024, these outstanding standby letters of credit totaled $895.2 million and $934.5 million, respectively. As of June 30, 2025, the Company had $376.7 million available under these unsecured credit facilities.
Effective Interest Rate
The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap and interest rate cap agreements, during the nine months ended June 30, 2025 and 2024 was 5.1% and 5.5%, respectively.
Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and nine months ended June 30, 2025 of $1.2 million and $3.9 million, respectively, and for the three and nine months ended June 30, 2024 of $4.0 million and $6.4 million, respectively.
Subsequent Events
2033 Senior Notes

On July 22, 2025, the Company completed an offering of $1,200,000,000 aggregate principal amount of its 6.000% Senior Notes due 2033 (the “2033 Senior Notes”).

Interest will be payable on the 2033 Senior Notes at a rate of 6.000% per annum. Interest on the 2033 Senior Notes will be payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2026. The 2033 Senior Notes will mature on August 1, 2033.

Prior to August 1, 2028, the Company may redeem all or part of the 2033 Senior Notes at a redemption price equal to 100% of the principal amount to be redeemed, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest to, but excluding, the redemption date. In addition, prior to August 1, 2028, the Company may redeem up to 40% of the aggregate principal amount of the 2033 Senior Notes with proceeds from certain equity offerings at a redemption price equal to 106% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Furthermore, at any time on or after August 1, 2028, the Company may redeem on one or more occasions all or part of the 2033 Senior Notes at the redemption prices set forth below, plus accrued and unpaid interest thereon to, but excluding, the redemption date, if redeemed during the 12-month period beginning on August 1 of each of the years indicated below:

Percentage
2028 ................................................................................................................... 103.000%
2029 ................................................................................................................... 101.500%
2030 and thereafter ................................................................................................ 100.000%

The indenture pursuant to which the 2033 Senior Notes were issued contains customary events of default, including, among other things, payment default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The indenture also contains customary negative covenants.

2027 Senior Notes
On July 22, 2025, the Company used a portion of the net proceeds of the offering of the 2033 Senior Notes to purchase $732,914,000 in principal amount of the 2027 Senior Notes that were validly tendered and not validly withdrawn at or prior to the July 21, 2025 expiration date of its previously announced tender offer for the 2027 Senior Notes. The purchase included a "make whole" payment of $6.4 million.

In addition, the Company also issued a redemption notice to noteholders to redeem on August 14, 2025 the remaining 2027 Senior Notes that are outstanding and not tendered in the tender offer. The redemption is expected to include a "make whole" payment of $2.3 million.
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

June 30, 2025
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

See Note 14 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the nine months ended June 30, 2025 and 2024. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.
Other Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the nine months ended June 30, 2025 and 2024.
Fair Value Measurements
The fair values of the interest rate swap and interest rate cap agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as SOFR rate curves, futures, volatilities and basis spreads (when applicable).
As discussed in Note 3, the Company received an equity investment in the civil infrastructure construction business buyer and concurrently participated as a member of a lending group in a revolving credit facility. The Company elected the fair value option for its equity investment due to the availability of quoted prices of identical assets. The fair value option was also elected for the credit facility investment. Changes in fair value of both investments are classified within other income on the consolidated statements of operations. The Company records interest income at the stated coupon rate of the credit facility and classifies it within interest income on the consolidated statement of operations. Fair value for the equity investment is determined using Level 1 inputs, and fair value of the credit facility investment is determined using Level 3 inputs, such as estimated cash flows and estimated discount rates. The Company recorded a loss of $6.9 million and $1.6 million in other income in the first nine months of fiscal 2025 and 2024, respectively, representing the decrease in fair value of these investments.
Below are the Company's non-pension financial assets and liabilities recorded at fair value on a recurring basis within the ASC 820-10 fair value hierarchy:

	June 30, 2025
	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Interest rate contracts	Other current assets	$—	$9.5	$—	$9.5
Interest rate contracts	Other non-current assets	—	12.9	—	12.9
Interest rate contracts	Other current liabilities	—	(0.9)	—	(0.9)
Interest rate contracts	Other long-term liabilities	—	(2.7)	—	(2.7)
Credit facility investment	Other non-current assets	—	—	5.4	5.4
Equity investment	Other non-current assets	13.2	—	—	13.2
Total net assets at fair value		$13.2	$18.8	$5.4	$37.4

	September 30, 2024
	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Interest rate contracts	Other current assets	$—	$9.2	$—	$9.2
Interest rate contracts	Other non-current assets	—	16.5	—	16.5
Interest rate contracts	Other current liabilities	—	(0.9)	—	(0.9)
Interest rate contracts	Other long-term liabilities	—	(3.6)	—	(3.6)
Credit facility investment	Other non-current assets	—	—	21.9	21.9
Equity investment	Other non-current assets	19.4	—	—	19.4
Total net assets at fair value		$19.4	$21.2	$21.9	$62.5

The table below sets forth a summary of changes in the fair value of the Company's Level 3 investment assets:

	Nine Months Ended June 30, 2025
	Beginning Balance	Investment Gains/(Losses)	Interest Earned	Loans	Collections	Ending Balance
Credit facility investment including accrued interest	$21.9	(0.7)	0.8	8.0	(24.6)	$5.4
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
Restricted stock units and PEP unit activity for the nine months ended June 30 was as follows:

	2025				2024
	Restricted Stock Units	Weighted Average Grant-Date Fair Value	PEP Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value	PEP Units	Weighted Average Grant-Date Fair Value
	(in millions)		(in millions)		(in millions)		(in millions)
Outstanding at September 30,	0.8	$83.96	0.7	$95.38	0.8	$68.34	0.7	$75.54
Granted	0.2	$110.58	0.2	$129.24	0.3	$92.30	0.2	$104.82
PEP units earned	—	$—	0.1	$85.46	—	$—	0.2	$52.49
Vested	(0.2)	$75.70	(0.3)	$85.46	(0.3)	$50.04	(0.4)	$52.49
Cancelled	(0.1)	$95.96	0.0	$—	0.0	$—	0.0	$—
Outstanding at June 30,	0.7	$95.58	0.7	$109.67	0.8	$83.95	0.7	$95.37
Total compensation expense related to these share-based payments including stock options was $46.1 million and $44.8 million during the nine months ended June 30, 2025 and 2024, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of June 30, 2025 and September 30, 2024 was $89.7 million and $68.7 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.
10.   Income Taxes
The Company’s effective tax rate was 20.6% and 23.6% for the nine months ended June 30, 2025 and 2024, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the nine-month period ended June 30, 2025 were a tax benefit of $47.2 million related to income tax credits and incentives, tax expense of $45.6 million related to foreign residual income, a tax benefit of $20.1 million related to deferred tax assets recognized due to legal entity restructuring, and tax expense of $19.6 million related to state income taxes. All these items, except for the deferred tax assets benefit, are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year.
The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the nine-month period ended June 30, 2024 were a tax benefit of $46.1 million related to income tax credits and incentives, tax expense of $39.7 million related to foreign residual income, tax expense of $18.2 million related to state income taxes, a tax benefit of $8.4 million related to the exclusion of tax on non-controlling interests, tax expense of $7.4 million related to changes in valuation allowances, a tax benefit of $6.9 million related to an audit settlement, and tax expense of $5.6 million related to nondeductible costs.

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
11.   Earnings Per Share
Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three and nine months ended June 30, 2025 and 2024, equity awards excluded from the calculation of potential common shares were not significant.
The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in millions)
Denominator for basic earnings per share	132.3	136.0	132.4	136.0
Potential common shares	0.8	0.8	0.9	0.9
Denominator for diluted earnings per share	133.1	136.8	133.3	136.9
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
The components of lease expenses are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in millions)
Operating lease cost	$36.6	$37.1	$109.7	$112.2
Finance lease cost:
Amortization of right-of-use assets	8.5	7.2	24.8	21.3
Interest on lease liabilities	0.9	0.7	2.7	2.2
Variable lease cost	8.0	8.6	24.2	26.1
Total lease cost	$54.0	$53.6	$161.4	$161.8
Additional balance sheet information related to leases is as follows:

		As of	As of
(in millions except as noted)	Balance Sheet Classification	June 30, 2025	September 30, 2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$462.9	$432.2
Finance lease assets	Property and equipment – net	71.6	62.1
Total lease assets		$534.5	$494.3

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$133.2	$135.1
Finance lease liabilities	Current portion of long-term debt	30.0	25.5
Total current lease liabilities		163.2	160.6
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	521.5	510.6
Finance lease liabilities	Long-term debt	42.9	35.7
Total non-current lease liabilities		$564.4	$546.3

	As of	As of
	June 30, 2025	September 30, 2024
Weighted average remaining lease term (in years):
Operating leases	6.2	6.2
Finance leases	2.6	2.6
Weighted average discount rates:
Operating leases	5.2%	5.1%
Finance leases	4.7%	4.4%

Additional cash flow information related to leases is as follows:

	Nine Months Ended
	June 30, 2025	June 30, 2024
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$128.4	$140.8
Operating cash flows from finance leases	2.7	2.3
Financing cash flows from finance leases	23.8	22.3
Right-of-use assets obtained in exchange for new operating leases	104.5	60.7
Right-of-use assets obtained in exchange for new finance leases	35.0	21.3
Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases
Fiscal Year	(in millions)
2025 (three months remaining)	$42.3	$8.8
2026	156.5	31.7
2027	126.8	22.9
2028	110.0	12.7
2029	92.4	2.0
Thereafter	240.1	—
Total lease payments	$768.1	$78.1
Less: Amounts representing interest	$(113.4)	$(5.2)
Total lease liabilities	$654.7	$72.9
13.   Other Financial Information
Accrued expenses and other current liabilities consist of the following:

	June 30, 2025	September 30, 2024
	(in millions)
Accrued salaries and benefits	$686.7	$620.4
Accrued contract costs	1,455.4	1,354.7
Other accrued expenses	356.1	410.6
Total	$2,498.2	$2,385.7
Accrued contract costs above include balances related to professional liability accruals of $835.5 million and $831.8 million as of June 30, 2025 and September 30, 2024, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of June 30, 2025 and September 30, 2024. The Company did not have material revisions to estimates for contracts where revenue is recognized using the input method during the nine months ended June 30, 2025 and 2024. During the first nine months of fiscal 2025, the Company did not initiate any new transformational restructuring activities. During the first nine months of fiscal 2024, the Company incurred restructuring expenses of $80.7 million, including personnel and other costs of $15.1 million and real estate costs of $65.6 million, of which $22.4 million was accrued and unpaid at June 30, 2024.
On June 4, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share, which was paid on July 18, 2025 to stockholders of record as of the close of business on July 2, 2025. As of June 30, 2025, accrued and unpaid dividends totaled $37.1 million and were classified within other accrued expenses on the consolidated balance sheet.

14.   Reclassifications out of Accumulated Other Comprehensive Loss
The accumulated balances and reporting period activities for the three and nine months ended June 30, 2025 and 2024 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at March 31, 2025	$(243.6)	$(717.3)	$17.8	$(943.1)
Other comprehensive (loss) income before reclassification	(13.7)	85.3	(1.5)	70.1
Amounts reclassified from accumulated other comprehensive (loss) income	0.4	—	(2.3)	(1.9)
Balances at June 30, 2025	$(256.9)	$(632.0)	$14.0	$(874.9)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at March 31, 2024	$(233.0)	$(706.7)	$29.7	$(910.0)
Other comprehensive (loss) income before reclassification	(0.4)	(4.4)	3.0	(1.8)
Amounts reclassified from accumulated other comprehensive (loss) income	0.2	—	(3.4)	(3.2)
Balances at June 30, 2024	$(233.2)	$(711.1)	$29.3	$(915.0)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2024	$(252.0)	$(646.5)	$15.8	$(882.7)
Other comprehensive (loss) income before reclassification	(6.2)	14.5	5.5	13.8
Amounts reclassified from accumulated other comprehensive (loss) income	1.3	—	(7.3)	(6.0)
Balances at June 30, 2025	$(256.9)	$(632.0)	$14.0	$(874.9)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2023	$(226.0)	$(739.7)	$39.1	$(926.6)
Other comprehensive (loss) income before reclassification	(7.6)	28.6	0.7	21.7
Amounts reclassified from accumulated other comprehensive (loss) income	0.4	—	(10.5)	(10.1)
Balances at June 30, 2024	$(233.2)	$(711.1)	$29.3	$(915.0)

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
In the ordinary course of business, the Company may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. The Company’s unsecured credit arrangements are used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At June 30, 2025 and September 30, 2024, these outstanding standby letters of credit totaled $895.2 million and $934.5 million, respectively. As of June 30, 2025, the Company had $376.7 million available under these unsecured credit facilities. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.
At June 30, 2025, the Company was contingently liable in the amount of approximately $899.6 million in issued standby letters of credit and $4.9 billion in issued surety bonds primarily to support project execution.
In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.
The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At June 30, 2025, the Company has capital commitments of $5.1 million to the Fund over the next 4 years.
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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Americas	International	AECOM Capital	Corporate	Total
	($ in millions)
Three Months Ended June 30, 2025:
Revenue	$3,277.2	$901.1	$0.1	$—	$4,178.4
Gross profit	238.8	88.0	0.1	—	326.9
Equity in earnings of joint ventures	2.2	2.1	1.0	—	5.3
General and administrative expenses	—	—	(2.3)	(35.9)	(38.2)
Restructuring costs	—	—	—	—	—
Operating income (loss)	241.0	90.1	(1.2)	(35.9)	294.0
Gross profit as a % of revenue	7.3%	9.8%			7.8%

Three Months Ended June 30, 2024:
Revenue	$3,246.9	$904.2	$0.1	$—	$4,151.2
Gross profit	203.9	81.1	0.1	—	285.1
Equity in earnings of joint ventures	3.5	3.5	0.7	—	7.7
General and administrative expenses	—	—	(0.6)	(35.6)	(36.2)
Restructuring costs	—	—	—	(29.1)	(29.1)
Operating income	207.4	84.6	0.2	(64.7)	227.5
Gross profit as a % of revenue	6.3%	9.0%			6.9%

Nine Months Ended June 30, 2025:
Revenue	$9,285.9	$2,677.9	$0.4	$—	$11,964.2
Gross profit	641.5	244.2	0.4	—	886.1
Equity in earnings of joint ventures	12.6	9.0	0.1	—	21.7
General and administrative expenses	—	—	(7.5)	(111.2)	(118.7)
Restructuring costs	—	—	—	—	—
Operating income (loss)	654.1	253.2	(7.0)	(111.2)	789.1
Gross profit as a % of revenue	6.9%	9.1%			7.4%

Nine Months Ended June 30, 2024:
Revenue	$9,324.2	$2,670.0	$0.8	$—	$11,995.0
Gross profit	559.3	230.1	0.8	—	790.2
Equity in earnings (losses) of joint ventures	11.9	12.8	(26.5)	—	(1.8)
General and administrative expenses	—	—	(12.7)	(103.9)	(116.6)
Restructuring costs	—	—	—	(80.7)	(80.7)
Operating income (loss)	571.2	242.9	(38.4)	(184.6)	591.1
Gross profit as a % of revenue	6.0%	8.6%			6.6%

Total assets
June 30, 2025	$7,864.3	$2,830.8	$46.8	$1,493.4
September 30, 2024	$7,988.1	$2,734.5	$53.2	$1,208.7

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
At June 30, 2025, we had approximately $894.5 million remaining of the Board’s stock repurchase authorization. On November 14, 2024, the Board approved an increase in our stock repurchase authorization to $1.0 billion. We intend to deploy future available cash towards dividends and stock repurchases consistent with our returns driven capital allocation policy.
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

Results of Operations
Three and nine months ended June 30, 2025 compared to the three and nine months ended June 30, 2024
Consolidated Results

	Three Months Ended				Nine Months Ended
	June 30, 2025	June 30, 2024	Changes		June 30, 2025	June 30, 2024	Changes
			$	%			$	%
	($ in millions)
Revenue	$4,178.4	$4,151.2	$27.2	0.7%	$11,964.2	$11,995.0	$(30.8)	(0.3)%
Cost of revenue	3,851.5	3,866.1	(14.6)	(0.4)	11,078.1	11,204.8	(126.7)	(1.1)
Gross profit	326.9	285.1	41.8	14.7	886.1	790.2	95.9	12.1
Equity in earnings (losses) of joint ventures	5.3	7.7	(2.4)	(31.2)	21.7	(1.8)	23.5	(1305.6)
General and administrative expenses	(38.2)	(36.2)	(2.0)	5.5	(118.7)	(116.6)	(2.1)	1.8
Restructuring costs	—	(29.1)	29.1	(100.0)	—	(80.7)	80.7	(100.0)
Income from operations	294.0	227.5	66.5	29.2	789.1	591.1	198.0	33.5
Other income (loss)	0.8	1.0	(0.2)	(20.0)	(1.0)	6.2	(7.2)	(116.1)
Interest income	14.1	15.8	(1.7)	(10.8)	45.2	43.3	1.9	4.4
Interest expense	(40.1)	(51.4)	11.3	(22.0)	(125.4)	(140.4)	15.0	(10.7)
Income from continuing operations before taxes	268.8	192.9	75.9	39.3	707.9	500.2	207.7	41.5
Income tax expense for continuing operations	65.1	46.1	19.0	41.2	145.6	118.1	27.5	23.3
Net income from continuing operations	203.7	146.8	56.9	38.8	562.3	382.1	180.2	47.2
Net (loss) income from discontinued operations	(43.9)	5.7	(49.6)	(870.2)	(63.8)	(105.0)	41.2	(39.2)
Net income	159.8	152.5	7.3	4.8	498.5	277.1	221.4	79.9
Net income attributable to noncontrolling interests from continuing operations	(28.8)	(17.4)	(11.4)	65.5	(56.0)	(44.6)	(11.4)	25.6
Net income attributable to noncontrolling interests from discontinued operations	—	(0.8)	0.8	(100.0)	(1.1)	(2.8)	1.7	(60.7)
Net income attributable to noncontrolling interests	(28.8)	(18.2)	(10.6)	58.2	(57.1)	(47.4)	(9.7)	20.5
Net income attributable to AECOM from continuing operations	174.9	129.4	45.5	35.2	506.3	337.5	168.8	50.0
Net (loss) income attributable to AECOM from discontinued operations	(43.9)	4.9	(48.8)	(995.9)	(64.9)	(107.8)	42.9	(39.8)
Net income attributable to AECOM	$131.0	$134.3	$(3.3)	(2.5)%	$441.4	$229.7	$211.7	92.2%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.2	93.1	92.6	93.4
Gross profit	7.8	6.9	7.4	6.6
Equity in earnings (losses) of joint ventures	0.1	0.2	0.2	0.0
General and administrative expenses	(0.9)	(0.9)	(1.0)	(1.0)
Restructuring costs	0.0	(0.7)	0.0	(0.7)
Income from operations	7.0	5.5	6.6	4.9
Other income (loss)	0.0	0.0	0.0	0.1
Interest income	0.3	0.4	0.4	0.4
Interest expense	(0.9)	(1.3)	(1.1)	(1.2)
Income from continuing operations before taxes	6.4	4.6	5.9	4.2
Income tax expense for continuing operations	1.5	1.1	1.2	1.0
Net income from continuing operations	4.9	3.5	4.7	3.2
Net (loss) income from discontinued operations	(1.1)	0.2	(0.5)	(0.9)
Net income	3.8	3.7	4.2	2.3
Net income attributable to noncontrolling interests from continuing operations	(0.7)	(0.4)	(0.5)	(0.4)
Net income attributable to noncontrolling interests from discontinued operations	0.0	0.0	0.0	0.0
Net income attributable to noncontrolling interests	(0.7)	(0.4)	(0.5)	(0.4)
Net income attributable to AECOM from continuing operations	4.2	3.1	4.2	2.8
Net (loss) income attributable to AECOM from discontinued operations	(1.1)	0.2	(0.5)	(0.9)
Net income attributable to AECOM	3.1%	3.3%	3.7%	1.9%
Revenue

Our revenue for the three months ended June 30, 2025 increased $27.2 million, or 0.7%, to $4,178.4 million as compared to $4,151.2 million for the corresponding period last year.

Our revenue for the nine months ended June 30, 2025 decreased $30.8 million, or 0.3%, to $11,964.2 million as compared to $11,995.0 million for the corresponding period last year.
The Company's portion of revenue excluding pass-through revenue attributable to subcontractors increased for both the three- and nine-month periods ending June 30, 2025. Underlying revenue excluding pass-through revenues increased across most of our end markets as a result of increased investment by large, publicly financed, global infrastructure programs including the Infrastructure Investment and Jobs Act in the U.S. and similar large programs in our largest end markets globally. Our Water end market has been benefiting from increased investment to address drought, flooding, emerging contaminant remediation, water storage, and clean and safe drinking water. Our Transportation end market has been benefiting from incremental investments across the globe to modernize transportation infrastructure and address growth and urbanization trends, while our Environment end market has been benefiting from infrastructure that requires permitting, compliance, and remediation as well as investments in energy. Our Facilities end market has been benefiting from positive public sector investment, trends in asset maintenance and repositioning as well as demand for modern, efficient facilities. The quantification of the impact of these trends by end market is noted within our Americas and International reportable segments discussion below, where applicable, and represents substantially all of our revenue change.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because these pass-through revenues can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Pass-through revenues for the quarters ended June 30, 2025 and 2024 were $2.2 billion and $2.3 billion, respectively. Pass-through revenue as a percentage of total revenue was 54% and 56% during the three months ended June 30, 2025 and 2024, respectively. Pass-through revenues for the nine months ended June 30, 2025 and 2024 were $6.4 billion and $6.6 billion, respectively. Pass-through revenue as a percentage of total revenue was 53% and 55% during the nine months ended June 30, 2025 and 2024, respectively.
Cost of Revenue
Our cost of revenue decreased to $3,851.5 million for the three months ended June 30, 2025 compared to $3,866.1 million for the corresponding period last year, a decrease of $14.6 million, or 0.4%.
Our cost of revenue decreased to $11,078.1 million for the nine months ended June 30, 2025 compared to $11,204.8 million for the corresponding period last year, a decrease of $126.7 million, or 1.1%.
Substantially all of the change in our cost of revenue for the three and nine months ended June 30, 2025 occurred in our Americas and International reportable segments, which is discussed in more detail below.
Gross Profit
Our gross profit for the three months ended June 30, 2025 increased $41.8 million, or 14.7%, to $326.9 million as compared to $285.1 million for the corresponding period last year. For the three months ended June 30, 2025, gross profit, as a percentage of revenue, increased to 7.8% from 6.9% in the corresponding period last year.
Our gross profit for the nine months ended June 30, 2025 increased $95.9 million, or 12.1%, to $886.1 million as compared to $790.2 million for the corresponding period last year. For the nine months ended June 30, 2025, gross profit, as a percentage of revenue, increased to 7.4% from 6.6% in the corresponding period last year.
Gross profit changes were due to the reasons noted in our Americas and International reportable segments below.
Equity in Earnings of Joint Ventures
Our equity in earnings of joint ventures for the three months ended June 30, 2025 was $5.3 million as compared to $7.7 million in the corresponding period last year.
Our equity in earnings of joint ventures for the nine months ended June 30, 2025 was $21.7 million as compared to equity in losses of $1.8 million in the corresponding period last year.
The decrease in equity in earnings of joint ventures for the three months ended June 30, 2025 compared to the same period in the prior year was primarily due to decreases in the Americas and Asia compared to the prior year. The increase in equity in earnings of joint ventures for the nine months ended June 30, 2025 compared to the same period in the prior year was primarily due to impairment losses recorded by our AECOM Capital segment in the first half of fiscal 2024 that did not repeat in fiscal 2025.
General and Administrative Expenses
Our general and administrative expenses for the three months ended June 30, 2025 increased $2.0 million, or 5.5%, to $38.2 million as compared to $36.2 million for the corresponding period last year. For the three months ended June 30, 2025, general and administrative expenses, as a percentage of revenue, remained the same at 0.9% from the corresponding period last year.
Our general and administrative expenses for the nine months ended June 30, 2025 increased $2.1 million, or 1.8%, to $118.7 million as compared to $116.6 million for the corresponding period last year. For the nine months ended June 30, 2025, general and administrative expenses, as a percentage of revenue, remained the same at 1.0% from the corresponding period last year.
The increase in general and administrative expenses for the three and nine months ended June 30, 2025 was primarily due to increased investments in expanding our advisory and digital capabilities.

Restructuring Costs
Restructuring costs are comprised of personnel costs, real estate costs, and costs associated with business exits. No new transformative restructuring actions were initiated during the three and nine months ended June 30, 2025. During the three and nine months ended June 30, 2024, we incurred total restructuring costs of $29.1 million and $80.7 million, respectively, primarily related to costs incurred to continue to align our real estate portfolio with our employee flexibility initiatives, continue our exit of certain countries in Southeast Asia, drive support function efficiency, and reduce our risk profile.
Other Income (Loss)
Our other income for the three months ended June 30, 2025 was $0.8 million compared to $1.0 million for the corresponding period last year.
Our other loss for the nine months ended June 30, 2025 was $1.0 million compared to other income of $6.2 million for the corresponding period last year.
The decreases in other income for the three and nine months ended June 30, 2025 were primarily due to the decrease in fair value of our investments measured at fair value.
Interest Income
Our interest income for the three months ended June 30, 2025 decreased to $14.1 million from $15.8 million for the corresponding period last year.
Our interest income for the nine months ended June 30, 2025 increased to $45.2 million from $43.3 million for the corresponding period last year.
The increase in interest income for the nine months ended June 30, 2025 was primarily due to an increase in our interest-bearing assets.
Interest Expense
Our interest expense for the three months ended June 30, 2025 was $40.1 million as compared to $51.4 million for the corresponding period last year.
Our interest expense for the nine months ended June 30, 2025 was $125.4 million as compared to $140.4 million for the corresponding period last year.
The decreases in interest expense for the three and nine months ended June 30, 2025 were primarily due to a decrease in our interest-bearing liabilities as well as additional financing charges recorded in the three months ended June 30, 2024 related to the New Credit Facilities, defined below, that did not repeat in the current year.
Income Tax Expense
Our income tax expense for the three months ended June 30, 2025 was $65.1 million as compared to $46.1 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year was due primarily to the tax impact of an increase in pre-tax income of $75.9 million and tax expense of $5.5 million related to return to provision adjustments resulting from the filing of the prior year's tax return.
Our income tax expense for the nine months ended June 30, 2025 was $145.6 million as compared to $118.1 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year was due primarily to the tax impact of an increase in pre-tax income of $207.7 million, a tax benefit of $20.1 million related to deferred tax assets recognized due to legal entity restructuring implemented in the first quarter of fiscal 2025, an increase in tax benefit of $10.2 million related to changes in valuation allowances, a tax benefit of $6.9 million related to an audit settlement in the first quarter of fiscal 2024 that did not repeat in fiscal 2025, and tax expense of $5.5 million related to return to provision adjustments resulting from the filing of the prior year's tax return.

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

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (the “Tax Act”), which permanently extends many provisions of the Tax Cuts and Jobs Act of 2017 and introduces new tax provisions relevant for multinational businesses. Most of the new provisions take effect starting in fiscal 2026. We’re currently evaluating the potential impact of this legislation on our consolidated financial statements, but based on our preliminary assessment, we do not expect the legislation to have a material impact.
Net Loss From Discontinued Operations
During the first quarter of fiscal 2020, management approved a plan to dispose of via sale our self-perform at-risk construction businesses. As a result of these strategic actions, the self-perform at-risk construction businesses were classified as discontinued operations.
Net loss from discontinued operations was $43.9 million for the three months ended June 30, 2025 compared to net income of $5.7 million for the three months ended June 30, 2024, a decrease of $49.6 million.
Net loss from discontinued operations was $63.8 million for the nine months ended June 30, 2025 and was $105.0 million for the nine months ended June 30, 2024, a decrease of $41.2 million.
The increase in net loss from discontinued operations for the three months ended June 30, 2025 was primarily due to a revision to estimated recoveries of $53.0 million on a refinery turn around project resulting from unfavorable court orders on post-trial motions during the third quarter of fiscal 2025. The decrease in net loss from discontinued operations for the nine months ended June 30, 2025 was primarily due to the settlement of contingent consideration related to the sale of our civil infrastructure construction business in 2024 that did not recur in 2025.
Net Income Attributable to AECOM
The factors described above resulted in net income attributable to AECOM of $131.0 million and $441.4 million for the three and nine months ended June 30, 2025 as compared to net income attributable to AECOM of $134.3 million and $229.7 million for the three and nine months ended June 30, 2024.
Results of Operations by Reportable Segment
Americas

	Three Months Ended				Nine Months Ended
	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
			$	%			$	%
	($ in millions)				($ in millions)
Revenue	$3,277.2	$3,246.9	$30.3	0.9%	$9,285.9	$9,324.2	$(38.3)	(0.4)%
Cost of revenue	3,038.4	3,043.0	(4.6)	(0.2)	8,644.4	8,764.9	(120.5)	(1.4)
Gross profit	$238.8	$203.9	$34.9	17.1%	641.5	$559.3	$82.2	14.7%
The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.7	93.7	93.1	94.0
Gross profit	7.3%	6.3%	6.9%	6.0%

Revenue

Revenue for our Americas segment for the three months ended June 30, 2025 increased $30.3 million, or 0.9%, to $3,277.2 million as compared to $3,246.9 million for the corresponding period last year. Revenue increased despite a $52.3 million decrease in pass-through revenues on contracts for which we subcontract work on behalf of our clients compared to the corresponding period in the prior year. Revenue from increased project activity in the Americas included growth in our Transportation end market of $73.7 million, or 12.9%, and an increase in our Water and Environment end markets of $49.1 million, or 9.3%, partially offset by a decrease in our Facilities end market of $77.8 million, or 3.7%, compared to the corresponding period last year.
Revenue for our Americas segment for the nine months ended June 30, 2025 decreased $38.3 million, or 0.4%, to $9,285.9 million as compared to $9,324.2 million for the corresponding period last year. Pass-through revenues on contracts for which we subcontract work on behalf of our clients decreased $245.6 million compared to the corresponding period last year. Revenue from increased project activity in the Americas included growth in our Transportation end market of $173.1 million, or 10.5%, and our Water and Environment end markets of $69.9 million, or 4.4%, offset by a decrease in our Facilities end market of $295.6 million, or 5.0%, compared to the corresponding period last year.
Cost of Revenue
Cost of revenue for our Americas segment for the three months ended June 30, 2025 decreased by $4.6 million, or 0.2%, to $3,038.4 million compared to $3,043.0 million for the corresponding period last year.
Cost of revenue for our Americas segment for the nine months ended June 30, 2025 decreased by $120.5 million, or 1.4%, to $8,644.4 million compared to $8,764.9 million for the corresponding period last year.
The decreases in cost of revenue for the three and nine months ended June 30, 2025 were primarily due to the decreases in subcontractor and other direct costs offset by increased project activity.
Gross Profit
Gross profit for our Americas segment for the three months ended June 30, 2025 increased $34.9 million, or 17.1%, to $238.8 million as compared to $203.9 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 7.3% of revenue for the three months ended June 30, 2025 from 6.3% in the corresponding period last year.
Gross profit for our Americas segment for the nine months ended June 30, 2025 increased $82.2 million, or 14.7%, to $641.5 million as compared to $559.3 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 6.9% of revenue for the nine months ended June 30, 2025 from 6.0% in the corresponding period last year.
The increases in gross profit and gross profit as a percentage of revenue for the three and nine months ended June 30, 2025 were primarily due to the benefit from restructuring actions taken last year, growth in enterprise capability centers, ongoing continuous improvement initiatives, and growth in higher margin advisory services.
International

	Three Months Ended				Nine Months Ended
	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
			$	%			$	%
	($ in millions)				($ in millions)
Revenue	$901.1	$904.2	$(3.1)	(0.3)%	$2,677.9	$2,670.0	$7.9	0.3%
Cost of revenue	813.1	823.1	(10.0)	(1.2)	2,433.7	2,439.9	(6.2)	(0.3)
Gross profit	$88.0	$81.1	$6.9	8.5%	$244.2	$230.1	$14.1	6.1%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	90.2	91.0	90.9	91.4
Gross profit	9.8%	9.0%	9.1%	8.6%
Revenue
Revenue for our International segment for the three months ended June 30, 2025 decreased $3.1 million, or 0.3%, to $901.1 million as compared to $904.2 million for the corresponding period last year. The decrease in revenue for the three months ended June 30, 2025 was primarily due to a decrease in pass-through revenues of $32.5 million compared to the corresponding period in the prior year. Revenue increased in our Water and Environment end market by $11.5 million, or 5.9%, and an increase in our Facilities end market of $2.3 million, or 0.7%, offset by a decrease in our Transportation end market of $14.7 million, or 4.5%, compared to the corresponding period last year.
Revenue for our International segment for the nine months ended June 30, 2025 increased $7.9 million, or 0.3%, to $2,677.9 million as compared to $2,670.0 million for the corresponding period last year. Revenue increased despite a $38.3 million decrease in pass-through revenues on contracts for which we subcontractor work on behalf of our client compared to the corresponding period in the prior year. Growth was led by our Facilities end market, which increased $37.1 million, or 3.5%, and our Water and Environment end market, which increased by $33.7 million, or 6.0%, partially offset by a decrease in our Transportation end market of $60.7 million, or 6.3%, compared to the corresponding period last year, which have benefited from the end market trends discussed in the consolidated revenue section above.
Cost of Revenue
Cost of revenue for our International segment for the three months ended June 30, 2025 decreased $10.0 million, or 1.2%, to $813.1 million as compared to $823.1 million for the corresponding period last year. The decrease in cost of revenue for the three months ended June 30, 2025 was due to the decreases in subcontractor and other direct costs partially offset by increased project activity.
Cost of revenue for our International segment for the nine months ended June 30, 2025 decreased $6.2 million, or 0.3%, to $2,433.7 million as compared to $2,439.9 million for the corresponding period last year. The decrease in cost of revenue for the nine months ended June 30, 2025 was primarily due to a decrease compared to the corresponding period in the prior year of subcontractor and other direct costs of $38.3 million, partially offset by increased project activity.
Gross Profit
Gross profit for our International segment for the three months ended June 30, 2025 increased $6.9 million, or 8.5%, to $88.0 million as compared to $81.1 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 9.8% of revenue for the three months ended June 30, 2025 from 9.0% in the corresponding period last year.
Gross profit for our International segment for the nine months ended June 30, 2025 increased $14.1 million, or 6.1%, to $244.2 million as compared to $230.1 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 9.1% of revenue for the nine months ended June 30, 2025 from 8.6% in the corresponding period last year.
The increases in gross profit and gross profit as a percentage of revenue for the three and nine months ended June 30, 2025 were primarily due to benefits from restructuring actions taken last year, ongoing exits from lower margin countries, growth in the enterprise capability centers, and continuous improvement initiatives.

AECOM Capital

	Three Months Ended				Nine Months Ended
	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
			$	%			$	%
	($ in millions)				($ in millions)
Revenue	$0.1	$0.1	$—	—%	$0.4	$0.8	$(0.4)	(50.0)%
Equity in earnings (losses) of joint ventures	$1.0	$0.7	$0.3	42.9%	$0.1	$(26.5)	$26.6	(100.4)%
General and administrative expenses	$(2.3)	$(0.6)	$(1.7)	283.3%	$(7.5)	$(12.7)	$5.2	(40.9)%
Equity in earnings of joint ventures for the three months ended June 30, 2025 increased $0.3 million, or 42.9%, to $1.0 million compared to $0.7 million for the corresponding period last year. The increase in equity in earnings of joint ventures for the three months ended June 30, 2025 was primarily due to favorable earnings of an investment in the current year compared to the prior year. Equity in earnings of joint ventures for the nine months ended June 30, 2025 increased $26.6 million, or 100.4%, to $0.1 million compared to a loss of $26.5 million for the corresponding period last year. The change in equity in losses of joint ventures for the nine months ended June 30, 2025 was primarily due to impairment losses of $35.9 million recognized in fiscal 2024 that did not repeat in fiscal 2025.
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
Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At June 30, 2025, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and, therefore, we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.

At June 30, 2025, cash and cash equivalents were $1,794.1 million, an increase of $209.2 million from $1,584.9 million at September 30, 2024, which included cash and cash equivalents included in current assets held for sale.
Net cash provided by operating activities was $625.5 million for the nine months ended June 30, 2025 as compared to $528.7 million for the nine months ended June 30, 2024. The change was primarily attributable to an increase in net income of approximately $221.3 million, partially offset by cash used by changes in working capital of $52.9 million, and a decrease in adjustments for non-cash items of approximately $71.7 million. The sale of trade receivables to financial institutions included in operating cash flows increased $60.1 million during the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.
Net cash used in investing activities was $133.3 million for the nine months ended June 30, 2025, as compared to $185.9 million for the nine months ended June 30, 2024. The change was primarily attributable to cash repayments of $16.6 million on the revolving credit facility from the counterparty to our sale of our civil infrastructure construction business, a $17.9 million decrease in investments in unconsolidated joint ventures and a decrease in cash payments for capital expenditures of approximately $20.6 million, partially offset by cash outflow from the deconsolidation of a discontinued operation of $45.4 million.
Net cash used in financing activities was $281.6 million for the nine months ended June 30, 2025 as compared to net cash provided by financing activities of $44.4 million for the nine months ended June 30, 2024. The change from the prior year was primarily attributable to $320.1 million in net cash proceeds pursuant to Amendment No. 14 of the Credit Agreement that occurred in the third quarter of fiscal 2024. Total borrowings under our Credit Agreement may vary during the period as we regularly draw and repay amounts to fund working capital.
Working Capital
Working capital, or current assets less current liabilities, increased $237.1 million, or 29.6%, to $1,039.1 million at June 30, 2025 from $802.0 million at September 30, 2024. Net accounts receivable and contract assets, net of contract liabilities, decreased to $3,355.0 million at June 30, 2025 from $3,301.4 million at September 30, 2024.
Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 72 days at June 30, 2025 compared to 70 days at September 30, 2024.
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

Debt
Debt consisted of the following:

	June 30, 2025	September 30, 2024

	(in millions)
Credit Agreement	$1,441.6	$1,446.6
2027 Senior Notes	997.3	997.3
Other debt	109.3	95.9
Total debt	2,548.2	2,539.8
Less: Current portion of debt and short-term borrowings	(73.2)	(66.9)
Less: Unamortized debt issuance costs	(19.1)	(22.6)
Long-term debt	$2,455.9	$2,450.3
The following table presents, in millions, scheduled maturities of our debt as of June 30, 2025:

Fiscal Year
2025 (three months remaining)	$22.5
2026	59.4
2027	1,025.7
2028	19.0
2029	758.7
Thereafter	662.9
Total	$2,548.2
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
The Credit Agreement contains customary negative covenants that include, among other things, limitations on our ability and certain of our subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of our business, consummate mergers, consolidations and the sale of all or substantially all of our respective assets and transact with affiliates. We are also required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenant”). The Financial Covenant does not apply to the New Term B Facility. As of June 30, 2025, we were in compliance with the covenants of the Credit Agreement.
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
At June 30, 2025 and September 30, 2024, letters of credit totaled $4.4 million and $4.4 million, respectively, under our New Revolving Credit Facility. As of June 30, 2025 and September 30, 2024, we had $1,495.6 million and $1,495.6 million, respectively, available under our New Revolving Credit Facility.
2027 Senior Notes
On February 21, 2017, we completed a private placement offering of $1,000,000,000 aggregate principal amount of our unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, we completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees.
As of June 30, 2025, the estimated fair value of the 2027 Senior Notes was approximately $993.6 million. The fair value of the 2027 Senior Notes as of June 30, 2025 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2027 Senior Notes. Interest was payable on the 2027 Senior Notes at a rate of 5.125% per annum. Interest on the 2027 Senior Notes was payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2017. The 2027 Senior Notes were set to mature on March 15, 2027.
At any time and from time to time prior to December 15, 2026, we may redeem all or part of the 2027 Senior Notes, at a redemption price equal to 100% of their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest to the redemption date.
The indenture pursuant to which the 2027 Senior Notes were issued contained customary events of default, including, among other things, payment default, exchange default, failure to provide notices thereunder and provisions related to bankruptcy events. The indenture also contained customary negative covenants.
We were in compliance with the covenants relating to the 2027 Senior Notes as of June 30, 2025.
On July 22, 2025, we used a portion of the net proceeds of the offering of the 2033 Senior Notes (defined below) to purchase $732,914,000 in principal amount of the 2027 Senior Notes that were validly tendered and not validly withdrawn at or prior to the July 21, 2025 expiration date of its previously announced tender offer for the 2027 Senior Notes. The purchase included a make-whole payment of $6.4 million.
In addition, we also issued a redemption notice to noteholders to redeem on August 14, 2025 the remaining 2027 Senior Notes that are outstanding and not tendered in the tender offer. The redemption is expected to include a make-whole payment of $2.3 million.
2033 Senior Notes

On July 22, 2025, we completed an offering of $1,200,000,000 aggregate principal amount of our 6.000% Senior Notes due 2033 (the “2033 Senior Notes”).

Interest will be payable on the 2033 Senior Notes at a rate of 6.000% per annum. Interest on the 2033 Senior Notes will be payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2026. The 2033 Senior Notes will mature on August 1, 2033.

Prior to August 1, 2028, we may redeem all or part of the 2033 Senior Notes at a redemption price equal to 100% of the principal amount to be redeemed, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest to, but excluding, the redemption date. In addition, prior to August 1, 2028, we may redeem up to 40% of the aggregate principal amount of the 2033 Senior Notes with proceeds from certain equity offerings at a redemption price equal to 106% of the principal amount to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Furthermore, at any time on or after August 1, 2028, we may redeem on one or more occasions all or part of the 2033 Senior Notes at the redemption prices set forth below, plus accrued and unpaid interest thereon to, but excluding, the redemption date, if redeemed during the 12-month period beginning on August 1 of each of the years indicated below:

Percentage
2028 ................................................................................................................... 103.000%
2029 ................................................................................................................... 101.500%
2030 and thereafter ................................................................................................ 100.000%

The indenture pursuant to which the 2033 Senior Notes were issued contains customary events of default, including, among other things, payment default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The indenture also contains customary negative covenants.
Other Debt and Other Items
Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At June 30, 2025 and September 30, 2024, these outstanding standby letters of credit totaled $895.2 million and $934.5 million, respectively. As of June 30, 2025, we had $376.7 million available under these unsecured credit facilities.
Effective Interest Rate
Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements and interest rate cap agreements during the nine months ended June 30, 2025 and 2024 was 5.1% and 5.5%, respectively.
Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and nine months ended June 30, 2025 of $1.2 million and $3.9 million, respectively, and for the three and nine months ended June 30, 2024 of $4.0 million and $6.4 million, respectively.
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
Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of June 30, 2025, there was approximately $899.6 million, including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At June 30, 2025, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $102.5 million. The total amounts of employer contributions paid for the nine months ended June 30, 2025 were $7.7 million for U.S. plans and $17.2 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third-party multiemployer plans that we do not control or manage. For the year ended September 30, 2024, we contributed $2.5 million to multiemployer pension plans.
Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended September 30, 2024 for a discussion of our contractual obligations. There have been no changes, outside of the ordinary course of business, to these contractual obligations during the nine months ended June 30, 2025.
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
The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of June 30, 2025 and September 30, 2024, and for the nine months ended June 30, 2025.
Condensed Combined Balance Sheets
Parent and Subsidiary Guarantors
(unaudited - in millions)

	June 30, 2025	September 30, 2024
Current assets	$3,700.0	$3,405.2
Non-current assets	3,038.1	3,033.6
Total assets	$6,738.1	$6,438.8

Current liabilities	$3,021.0	$2,918.1
Non-current liabilities	2,922.0	2,913.0
Total liabilities	5,943.0	5,831.1

Total stockholders’ equity	795.1	607.7
Total liabilities and stockholders’ equity	$6,738.1	$6,438.8

Condensed Combined Statement of Operations
Parent and Subsidiary Guarantors
(unaudited - in millions)

For the nine months ended
June 30, 2025
Revenue	$7,038.6
Cost of revenue	6,647.7
Gross profit	390.9

Net income from continuing operations	114.1
Net loss from discontinued operations	—
Net income	$114.1

Net income attributable to AECOM	$114.1
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

Interest Rates
Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 30, 2025 and September 30, 2024, we had $1,441.6 million and $1,446.6 million, respectively, in outstanding borrowings under our term credit agreements and revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.125% to 1.00% and the applicable margin that is added to borrowings in the Term SOFR rate can range from 1.125% to 2.00%. For the nine months ended June 30, 2025, our weighted average floating rate borrowings were $1,635.6 million, or $935.6 million excluding borrowings with effective fixed interest rates due to interest rate swap and interest rate cap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the nine months ended June 30, 2025 would have increased by $7.0 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of June 30, 2025 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table shows the repurchase activity for each of the three months ended June 30, 2025:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)

April 1 - 30, 2025	—	$—	—	$899,200,000
May 1 - 31, 2025	45,364	$103.95	45,364	$894,500,000
June 1 - 30, 2025	0	$—	0	$894,500,000
Total	45,364		45,364
_____________________________________________________________
(1)On November 14, 2024, the Board approved an increase in the Company’s repurchase authorization up to an aggregate amount of $1.0 billion with no expiration date. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosure
None.

Item 5.  Other Information
During the fiscal quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following documents are filed as Exhibits to the Report:

			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Numbers	Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/21/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Certificate of Amendment of Certificate of Incorporation	Form 10-K	3.7	5/6/2025

3.7	Third Amended and Restated Bylaws of the Company	Form 8-K	3.1	5/19/2023

4.1	Indenture, dated as of July 22, 2025, by and among AECOM, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, including the form of Note as Exhibit A	Form 8-K	4.1	7/22/2025

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL				X
# Management contract or compensatory plan or arrangement
* Portions of the exhibit have been omitted as confidential

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: August 5, 2025	By:	/S/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer