Form 10-K
period 2025-09-30
AECOM
filed 2025-11-19
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2025
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
________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of registrant’s common stock held by non-affiliates on March 28, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of a share of the registrant’s common stock on such date as reported on the New York Stock Exchange was approximately $12.2 billion.
Number of shares of the registrant’s common stock outstanding as of November 14, 2025: 131,833,332
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days of the registrant’s fiscal 2025 year-end.

PART I

ITEM 1. BUSINESS
In this report, we use the terms “the Company,” “we,” “us” and “our” to refer to AECOM and its consolidated subsidiaries. Unless otherwise noted, references to years are for fiscal years. Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2024 as “fiscal 2024” and the fiscal year ended September 30, 2025 as “fiscal 2025.”
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
According to Engineering News-Record’s (ENR’s) 2025 Design Survey, we are the largest general architectural and engineering design firm in the world, ranked by 2024 design revenue, and we are the number one ranked water, transportation design, facilities design, environmental engineering, environmental consulting and environmental science firm in the world. In addition, we are ranked by ENR as the leading firm in a number of design end markets, including several water infrastructure-related markets. We utilize our scale and the technical strength of our workforce to create innovative solutions for our clients. Clients are increasingly seeking our technical expertise to solve the world’s most complex and large scale infrastructure related challenges. Aging infrastructure, increasing urbanization, and growing energy demand create growth secular tailwinds for our markets. Our global network of technical experts, combined with our ability to advise, consult, design, and deliver program management services creates a competitive advantage. Our scale also creates the capacity for investment in digital capabilities that further enhance our delivery capabilities and value proposition.

ENR
Engineering News-Record

A leader in helping our clients deliver their most challenging projects

#1

- Design Firm
- Water
- Transportation
- General Building
- Environmental Engineering
- Green Design
- Mass Transit
- Bridges
- Remediation

#2

- Airports
- Education
- Green Contractor
- Wastewater Treatment Plants

#3

- Environmental Firm
- Program Management
- Marine and Ports
- Waste Treatment and Desalination
- Hazardous Waste

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
With our design and technical consulting, advisory and program management expertise, we are able to provide our clients a broad spectrum of services across the life cycle of their assets. For example, within our water service offerings, we provide water, wastewater, water supply and water resource services, which are necessary in response to sustainability and resilience, drought mitigation and other factors as part of major capital/infrastructure projects.
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
In addition, our industry is poised to capitalize on the benefits of AI and innovation. We are investing to lead this transformation, which will extend our advantages, improve overall delivery, and create distinct solutions for clients that differentiate us from competitors and enhance our client experience. These investments include capturing the value of our libraries of data to build more efficient design processes, and innovative and more advanced AI solutions for increasingly complex challenges that will accelerate design delivery and reduce the materials and costs required for a project.

End Markets

PROGRAM MANAGEMENT

ADVISORY

TRANSPORTATION

Transit and Rail
Marine, Ports and Harbors
Highways, Bridges and Tunnels
Aviation

WATER

Water and Wastewater
Water Resources
Drought Response and Mitigation
Hazardous Chemicals

FACILITIES

Green Facilities
Government
Industrial
Urban Master Planning/Design
Commercial and Leisure Facilities
Educational
Health Care
Sports
Construction Management

ENVIRONMENT AND ENERGY

Environmental Management
Remediation
Permitting and Community Engagement
Transmission and Distribution
Alternative/Renewable Energy

We provide the services in these segments both directly and through joint ventures or similar arrangements to the following end markets or business sectors:
Transportation.
•Transit and Rail. Light rail, heavy rail (including highspeed, commuter and freight) and multimodal transit projects.
•Marine, Ports and Harbors. Wharf facilities and container port facilities for private and public port operators.
•Highways, Bridges and Tunnels. Interstate, primary and secondary urban and rural highway systems and bridge projects.
•Aviation. Landside terminal and airside facilities, runways, and taxiways.
Facilities.
•Energy Efficient Facilities. Designs for new build construction or refurbishment projects, such as office buildings, data centers and other facilities with high energy demands.
•Government. Emergency response services for the U.S. Department of Homeland Security, including the Federal Emergency Management Agency and engineering and program management services for agencies of the Department of Defense and Department of Energy.
•Industrial. Industrial facilities for a variety of niche end markets such as manufacturing, distribution, aviation, aerospace, communications, media, pharmaceuticals, renewable energy, chemical, and food and beverage facilities.
•Urban Master Planning/Design. Strategic planning and master planning services for new cities and major mixed-use developments in locations such as India, China, Southeast Asia, the Middle East, North Africa, the United Kingdom, and the United States.
•Commercial and Leisure Facilities. Corporate headquarters, high-rise office towers, historic buildings, hotels, leisure, sports and entertainment facilities, and corporate campuses.

•Educational. College and university campuses and other educational facilities.
•Health Care. Private and public health facilities.
•Sports. Sustainable building design for world-class sports arenas and stadiums.
•Construction Management. Program and construction management services for large scale building facility construction projects primarily in the Americas including: sports arenas, modern office and residential towers, hotels, convention centers, performance venues, aviation, and other facilities. As previously announced, the Company has commenced a review of strategic alternatives for this business, which could include a potential sale.
Water.
•Water and Wastewater. Treatment facilities as well as supply, distribution and collection systems, stormwater management, desalinization, and other water reuse technologies.
•Water Resources. Regional-scale floodplain mapping and analysis for public agencies, along with the analysis and development of protected groundwater resources for companies in the bottled water industry.
•Drought Response and Mitigation. Designing water re-use and similar systems to enhance resiliency of water supply.
•Hazardous Chemicals. Treating and addressing disposal of hazardous chemicals in water supplies and surrounding environments, such as per- and polyfluoroalkyl substances (PFAS).
Environment and Energy.
•Environmental Management. Waste handling, testing and monitoring of environmental conditions, and environmental construction management.
•Remediation. Restoring and remediating natural habitats, such as in response to industrial activity related to closed or abandoned mines.
•Permitting and Community Engagement. Advancing client projects through permitting processes, including implementation of innovative online engagement platforms, such as PlanEngageTM.
•Demand Side Management. Public K-12 schools and universities, health care facilities, and courthouses and other public buildings, as well as energy conservation systems for utilities.
•Transmission and Distribution. Power stations and electric transmissions and distribution and cogeneration systems.
•Alternative/Renewable Energy. Production facilities such as ethanol plants, onshore and offshore wind farms, hydroelectric power, dams, flood control systems and geothermal subsections of regional power grids.
Program Management – We integrate the complexity of large-scale programs and projects through tailored approaches, proven methodologies, and multidisciplinary solutions to deliver transformative outcomes for our clients and the communities they serve, including:
•Megacity development.
•Transformational transportation infrastructure, such as high-speed rail.
•Aviation.
•Environmental remediation programs.

•Energy and grid infrastructure.
•Water supply systems.
Advisory – We provide expertise driven advisory services to infrastructure clients through the development of high-value strategies blending strategic direction with real-world expertise and deep collaboration, including:
•Digital Water Advisory and Consulting.
•Emerging Contaminants.
•Resource Management.
•Asset Management.
•Water Supply Optimization.
•Environmental Consulting.
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
We completed a transaction that transitioned the AECOM Capital team to a new third-party platform in the third quarter of fiscal 2024. Members of the legacy team continue to support AECOM Capital's investment vehicles pursuant to certain advisory agreements in a manner consistent with their historical responsibilities.
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

Think and Act Globally Strategy

We are at our best when we think and act globally. Launched in 2020, our strategy comprises four pillars that have positioned us for continued growth. Through developing our teams' technical expertise, deepening our client relationships, transforming the way we work through technology and digital platforms, and enhancing our position as a leading infrastructure and sustainability consulting company, the execution of our strategy is setting new standards for excellence in our industry.

Investing in Our People

We are making AECOM the best place to be in our industry—a place where you are welcomed, trusted, and empowered to solve our clients' most complex challenges.

Transforming How We Work

We are deploying world-class technology and digital innovations to deliver our work significantly faster and with even greater accuracy, which improves the client experience and creates more flexible ways of working.

Extending Client Relationships

We are expanding our addressable market through our Program Management and Advisory global business lines while focusing our technical experts on our highest returning markets to deliver long-term profitable growth

Delivering Sustainable Legacies

We are leading the change toward a more sustainable and resilient future through our own operational commitments and by helping our clients.

Human Capital Management
Our principal asset is our employees and large percentages of our employees have technical and professional backgrounds and undergraduate and/or advanced degrees. At the end of our fiscal 2025, we employed approximately 51,000 persons, of whom approximately 18,000 were employed in the United States. Over 200 of our domestic employees are covered by collective bargaining agreements or by specific labor agreements, which expire upon completion of the relevant project. We believe that the quality and level of service that our professionals deliver are among the highest in our industry.
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

Create what flexibility looks like for you

Work time

Break the 9-5

Set your work hours and days so you can best meet the needs of your family, your clients and your team.

Work locations

Choose where you work

Work from an AECOM office or client site three days a week and have the flexibility to work from home or another remote site.

Workstyle

Perform at your best

Your workstyle is the way you think, organize and complete your work—and it's as unique as you. Work in a way that suits you while still meeting client and team needs.

Communicating

Speak freely

Your communication style is about how you give and receive information. Communicate in a way that comes naturally to you and that supports a safe and respectful environment.

Thinking

Play to your strengths

You are free to think, problem-solve and challenge the status quo in ways that you're best at.

Being

Be yourself

Feel free to express who you are when you come to work. This means all the little things that make up your unique personality.

Time off

Take a break

Take time off for your well-being, provided you have a plan to achieve your goals and have your manager's approval.

Technical and professional development. Technical excellence is the foundation of our competitive advantage—it’s how we harness the power of our teams’ technical skills and expertise to deliver high quality solutions for clients and communities we serve. We strive to be home to our industry’s best technical minds — professionals who thrive in an environment that encourages their collaboration and innovation and celebrates great project and client outcomes.
We have invested in a robust learning ecosystem that keeps our employees project-ready with ‘on the job’ technical training, future-ready with new digital tools, thought leadership and programs that inspire innovation, and globally connected within their technical practice and strategic partnerships.
Our online learning platform, AECOM University, delivers high-quality and personalized learning experiences, including our Global Technical Academies. Created by us for us, Academies deliver structured and self-directed technical training courses on key global topics, practices and markets that are relevant to our business. Our Technical Practice Network connects professionals every day in a global online community to enable networking, collaboration and problem solving.
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
Our Clients
Our clients consist primarily of national, state, regional and local governments, public and private institutions and major corporations. The following table sets forth our total revenue attributable to these categories of clients for each of the periods indicated:

	Year Ended September 30, ($ in millions)
	2025		2024		2023
U.S. Federal Government	$1,107.3	7%	$1,064.0	7%	$790.6	5%
U.S. State and Local Governments	3,916.9	24	3,660.5	23	2,918.9	20
Non-U.S. Governments	3,019.6	19	2,610.0	16	2,544.7	18
Subtotal Governments	8,043.8	50	7,334.5	46	6,254.2	43
Private Entities (worldwide)	8,095.8	50	8,771.0	54	8,124.3	57
Total	$16,139.6	100%	$16,105.5	100%	$14,378.5	100%
No single client accounted for 10% or more of our revenue in any of the past five fiscal years. Approximately 7%, 7%, and 5% of our revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2025, 2024, and 2023, respectively.
Contracts
The price provisions of the contracts we undertake can be grouped into several broad categories: cost-reimbursable contracts, guaranteed maximum price contracts, and fixed-price contracts. For the year ended September 30, 2025, our revenue was comprised of 38%, 37%, and 25% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively.
Cost-Reimbursable Contracts
Cost-reimbursable contracts include cost-plus fixed fee, cost-plus fixed rate, and time-and-materials price contracts. Under cost-plus contracts, we charge clients for our costs, including both direct and indirect costs, plus a negotiated fee or rate. We recognize revenues based on actual direct costs incurred and the applicable fixed rate or portion of the fixed fee earned as of the balance sheet date. Under time-and-materials price contracts, we negotiate hourly billing rates and charge clients based on the actual time we expend on the project. In addition, clients reimburse us for materials and other direct incidental expenditures, including payments to subcontractors, incurred in connection with our performance under the contract. We may apply a practical expedient to recognize revenue in the amount in which we have the right to invoice if our right to consideration is equal to the value of performance completed to date. Time-and-material price contracts may also have a fixed-price element in the form of not-to-exceed or guaranteed maximum price provisions.
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
Guaranteed Maximum Price Contracts
Guaranteed maximum price (GMP) contracts share many of the same contract provisions as cost-plus and fixed-price contracts. As with cost-plus contracts, clients are provided a disclosure of all project costs, and a lump sum percentage fee is separately identified. We provide clients with a guaranteed price for the overall project (adjusted for change orders issued by clients) and a schedule including the expected completion date. Cost overruns or costs associated with project delays in completion could be our responsibility. For many of our GMP contracts, the final price is generally not established until we have subcontracted a substantial percentage of the trade contracts with terms consistent with the master contract, and we have negotiated additional contract limitations, such as waivers of consequential damages as well as aggregate caps on liabilities and liquidated damages. Revenue is recognized for GMP contracts as project costs are incurred relative to total estimated project costs.
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
Backlog
Backlog represents revenue we expect to realize for work completed by our consolidated subsidiaries and our proportionate share of work to be performed by unconsolidated joint ventures. Backlog is expressed in terms of gross revenue and, therefore, may include significant estimated amounts of third party or pass-through costs to subcontractors and other parties. We report transaction price allocated to remaining unsatisfied performance obligations (RUPO) of $19.7 billion, as described in Note 4, Revenue Recognition, in the notes to our consolidated financial statements. The most significant differences between our backlog and RUPO are backlog contains revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed and revenue related to service contracts that extend beyond the termination provision of those contracts, where RUPO requires us to assume the contract will be terminated at its earliest convenience. Accordingly, RUPO is $20.0 billion lower than backlog. For non-government contracts, our backlog includes future revenue at contract rates, excluding contract renewals or extensions that are at the discretion of the client. For contracts with a not-to-exceed maximum amount, we include revenue from such contracts in backlog to the extent of the remaining estimated amount. We calculate backlog without regard to possible project reductions or expansions or potential cancellations until such changes or cancellations occur. No assurance can be given that we will ultimately realize our full backlog. Backlog fluctuates due to the timing of when contracts are awarded and contracted and when contract revenue is recognized. Many of our contracts require us to provide services over more than one year. Our backlog for the year ended September 30, 2025 increased $2.3 billion, or 6.1%, to $39.7 billion as compared to $37.4 billion for the corresponding period last year, primarily due to a increase in our Americas Construction Management business.
The following summarizes backlog (in billions):

	September 30,
	2025	2024
Backlog:
Americas segment	$32.8	$31.0
International segment	6.9	6.4
Total backlog	$39.7	$37.4
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
Available Information
The reports we file with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy materials, including any amendments, are available free of charge on our website at www.aecom.com as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The SEC also maintains a website (www.sec.gov) containing reports, proxy and information statements, and other information that we file with the SEC. Our Corporate Governance Guidelines and our Code of Ethics are available on our website at www.aecom.com under the “Investors” section. However, our website and any content thereof should not be considered to be incorporated by reference into this document. Copies of the information identified above may be obtained without charge from us by writing to AECOM, 13355 Noel Road, Suite 400, Dallas, Texas 75240, Attention: Corporate Secretary.
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
A substantial portion of our revenue is derived from contracts with agencies and departments of national, state, and local governments. During fiscal 2025 and 2024, approximately 50% and 46%, respectively, of our revenue was derived from contracts with government entities.
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
The Credit Agreement (defined below) and the indentures governing our debt contain a number of significant covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect and, in many respects, limit or prohibit, among other things, our ability and the ability of some of our subsidiaries to:
•incur additional indebtedness;
•create liens;
•pay dividends and make other distributions in respect of our equity securities;
•redeem or repurchase our equity securities;
•distribute excess cash flow from foreign to domestic subsidiaries;
•make investments or other restricted payments;
•sell assets;
•enter into transactions with affiliates; and
•effect mergers or consolidations.
In addition, our Credit Agreement requires us to comply with a consolidated leverage ratio. Our ability to comply with this ratio may be affected by events beyond our control. These restrictions could limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans, and could adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest. A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our debt instruments. If an event of default occurs, our creditors could elect to:
•declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;
•require us to apply all of our available cash to repay the borrowings; or
•prevent us from making debt service payments on our borrowings.
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
Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A 1.00% increase in such interest rates would increase total interest expense under our Credit Agreement for the year ended September 30, 2025 by $9.0 million, including the effect of our interest rate swap and interest rate cap agreements. We may, from time to time, enter into additional interest rate derivatives that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate derivatives with respect to all of our variable rate indebtedness, and any derivatives we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.
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
During fiscal 2025, revenue attributable to our services provided outside of the United States to non-U.S. clients was approximately 27% of our total revenue. There are risks inherent in doing business internationally, including:
•the ongoing conflict between Russia and Ukraine, which has resulted in the imposition by the U.S. and other nations of restrictive actions against Russia, Belarus and certain banks, companies and individuals;
•imposition of governmental controls and changes in laws, regulations or policies;
•political and economic instability, including in the Middle East;
•civil unrest, acts of terrorism, force majeure, war, or other armed conflict;
•changes in U.S. and other national government trade policies affecting the markets for our services, including the imposition of tariffs;
•political unrest in Hong Kong where we have a significant presence;
•impact of health crises and their related economic impacts;
•increases in the consumer price index and interest rates;
•changes in regulatory practices, tariffs and taxes;
•potential non-compliance with a wide variety of laws and regulations, including anti-corruption, export control and anti-boycott laws and similar non-U.S. laws and regulations;
•changes in labor conditions;
•logistical and communication challenges; and
•currency exchange rate fluctuations, devaluations and other conversion restrictions.

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
The Building Safety Act (the “Act”), the primary legislation which introduces a new framework for the regulation of the UK construction industry, became law on April 28, 2022. While limited parts of the Act have not yet been enacted, and further secondary legislation is expected, most of the provisions are now in force. The Act extends liability periods for some historical defects in residential properties completed prior to 2022, creates a new government regulatory body responsible for building safety and new legal obligations regarding building safety, reallocates the risk related to design and construction, and requires the development of a more stringent regulatory regime for select buildings. The new legislation has resulted in new risk, litigation, regulatory and cost challenges for our United Kingdom and global operations.
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
We may use artificial intelligence, machine learning, data science and similar technologies in our business, and challenges with properly managing such technologies could result in reputational harm, competitive harm, and legal liability, and adversely affect our business, financial condition and results of operations.
Artificial intelligence, machine learning, data science and similar technologies (collectively, “AI”), including third-party AI tools, may be enabled by, or integrated into, some of our business processes and solutions. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed or biased. Datasets used to train or develop AI systems may be insufficient, of inferior quality, or contain biased, incorrect or incomplete information. The utilization of AI may increase our risk and liability exposure relating to confidentiality, intellectual property infringement, and client use restrictions. Our AI governance review process and safeguards may not be adequate to protect against these risks and challenges.
Additionally, the laws and regulations concerning the use of AI continue to evolve. If the use or integration of AI systems, or the outputs generated by such systems, were determined to be non-compliant (e.g., in relation to AI statutory regimes, data privacy rights or in relation to the use of AI for certain activities or use cases), this may expose us to regulatory action or litigation. It is possible that emerging regulations or changes to intellectual property laws may limit or block the use of AI in our business or otherwise impose restrictions that may adversely affect the efficiency of our business processes or solutions that were utilizing AI technologies.
Our competitors or other third parties may incorporate AI into their product and service offerings more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our business, financial condition and results of operations.
Risks Related to Contracts and Joint Ventures
Our business and operating results could be adversely affected by losses under fixed-price or guaranteed maximum price contracts.

Fixed-price contracts require us to either perform all work under the contract for a specified lump-sum or to perform an estimated number of units of work at an agreed price per unit, with the total payment determined by the actual number of units performed. In addition, we may enter guaranteed maximum price contracts where we guarantee a price or delivery date. For the year ended September 30, 2025, our revenue was comprised of 38%, 37%, and 25% cost-reimbursable, guaranteed maximum price, and fixed-price contracts, respectively. Fixed-price contracts expose us to a number of risks not inherent in cost-reimbursable contracts, including underestimation of costs, ambiguities in specifications, unforeseen increases in or failures in estimating the cost of raw materials, equipment or labor, increased costs as a result of inflation, problems with new technologies, delays beyond our control, fluctuations in profit margins, failures of subcontractors to perform and economic or other changes that may occur during the contract period. United States and foreign trade policy actions in the United States could affect the profitability of our fixed-price projects. Losses under fixed-price or guaranteed contracts could be substantial and adversely impact our results of operations.
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
In line with industry practice, we are often required to provide surety bonds, standby letters of credit or corporate guarantees to our clients that indemnify them should our affiliate fail to perform its obligations under the terms of a contract. As of September 30, 2025 and September 30, 2024, we were contingently liable for $5.6 billion and $5.1 billion, respectively, in issued surety bonds primarily to support project execution and we had outstanding letters of credit totaling $903.8 million and $938.9 million, respectively. A surety may issue a performance or payment bond to guarantee to the client that our affiliate will perform under the terms of a contract. If our affiliate fails to perform under the terms of the contract, then the client may demand that the surety or another corporate affiliate provide the contracted services. In addition, we would typically have obligations to indemnify the surety for any loss incurred in connection with the bond. If a surety bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate surety bond or letter of credit, we may not be able to pursue that project, which in turn could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
We conduct a portion of our operations through joint venture entities, over which we may have limited control.
Approximately 13% of our fiscal 2025 revenue was derived from our operations through joint ventures or similar partnership arrangements, where control may be shared with unaffiliated third parties. As with most joint venture arrangements, differences in views among the joint venture participants may result in delayed decisions or disputes. We also cannot control the actions of our joint venture partners and we typically have joint and several liability with our joint venture partners under the applicable contracts for joint venture projects. These factors could potentially adversely impact the business and operations of a joint venture and, in turn, our business and operations.
Operating through joint ventures in which we are minority holders results in us having limited control over many decisions made with respect to projects and internal controls relating to projects. Sales of our services provided to our unconsolidated joint ventures were approximately 2% of our fiscal 2025 revenue. We generally do not have control of these unconsolidated joint ventures. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. As a result, internal control problems may arise with respect to these joint ventures, which could have a material adverse effect on our financial condition and results of operations and could also affect our reputation.

We participate in joint ventures where we provide guarantees and may be adversely impacted by the failure of the joint venture or its participants to fulfill their obligations.
We have investments in and commitments to joint ventures with unrelated parties, including in connection with government services, and the investment activities of ACAP. For example, real estate and infrastructure joint ventures are inherently risky and may result in future losses since real estate markets are impacted by economic trends and government policies that we do not control. These joint ventures from time to time may borrow money to help finance their activities and, in some circumstances, we are required to provide guarantees of obligations of our affiliated entities. In addition, in connection with the investment activities of ACAP, we provide guarantees of obligations, including guarantees for completion of projects, payment of interest and carrying costs, repayment of debt, environmental indemnity obligations and other lender required guarantees. When we provide a guarantee, we may be responsible for material costs or performance in completing contractual obligations.
AECOM Capital’s real estate development and investment activities are inherently risky and may result in a future loss.
ACAP’s real estate business involves managing, sponsoring, investing in and developing commercial real estate projects and joint ventures (Real Estate Joint Ventures) that are inherently risky and may result in future losses based on factors beyond our control, including economic trends, government policies and competition. Our SEC-registered investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and which also invests in and develops Real Estate Joint Ventures on behalf of its investors. Real Estate Joint Ventures rely on substantial amounts of third party borrowing to finance their development activities and the lenders of such financings typically require AECOM or an affiliate to provide completion guarantees, repayment guarantees, environmental indemnities and other lender required credit support guarantees to secure the Real Estate Joint Ventures financing. Although the Fund and such Real Estate Joint Ventures may have reserves that will be used to share any cost overruns of the Real Estate Joint Ventures, if such reserves are unavailable, then AECOM may be required to make support payments, including to fund non-budgeted cost overruns on behalf of the Fund (but not on behalf of the Fund’s co-partner or any unaffiliated limited partners of the Real Estate Joint Ventures). Some of the Fund’s limited partners have made additional equity co-investments in certain Real Estate Joint Ventures for which AECOM will provide support payments on behalf of the limited partner co-investor in the event of a cost overrun of the Real Estate Joint Ventures after additional specific reserves have been depleted. During fiscal 2024, the Company completed a transaction pursuant to which members of the AECOM Capital team transitioned to a new third – party platform and will provide investment advisory services relating to the AECOM Capital business pursuant to certain advisory agreements. The failure of the transitioned team to adequately perform these services could negatively impact the Company. The Company has implemented comprehensive policies and procedures to oversee the provisions of these advisory services; however, these changes will impact the Company’s ability to supervise the investment team’s activities.
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
There is an evolving awareness and scrutiny from stakeholders with respect to environmental, social and governance practices, which could affect our business.
Stakeholder expectations with respect to environmental, social and governance matters have been rapidly evolving, including with increased scrutiny from governmental organizations, clients and employees on such matters and related disclosures. We risk damage to our reputation if we do not act responsibly in key areas including diversity and inclusion, environmental stewardship, support for local communities and corporate governance. A failure to adequately meet evolving rules and regulations or stakeholders’ expectations, including failing to meet client commitments and targets, or being viewed negatively based on positions we do or do not take or work we do or do not perform, may result in loss of business, and an inability to attract and retain customers and talented personnel, which could have a negative impact on our business, results of operations and financial condition, and potentially on the price of our common stock and cost of capital. In addition, complying or failing to comply with existing or future federal, state, local and foreign legislation and regulations applicable to our environmental, social and governance practices, which may conflict with one another, could cause us to incur additional compliance and operational costs or actions and suffer reputational harm, which could materially and adversely affect our business, financial condition and results of operations.
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

We regularly review our portfolio of businesses and pursue growth through acquisitions and seek to divest non-core businesses. We may not be able to complete transactions on favorable terms, on a timely basis, or at all, and during the integration of any acquisition, we may discover regulatory and compliance issues. In addition, our results of operations and cash flows may be adversely impacted by (i) the failure of acquired businesses to meet or exceed expected returns; (ii) the failure to integrate acquired businesses on schedule and/or to achieve expected synergies; (iii) the inability to dispose of non-core assets and businesses on satisfactory terms and conditions; (iv) diversion of attention and increased burdens on our employees; and (v) the discovery of unanticipated liabilities or other problems in acquired businesses for which we lack contractual protections, insurance or indemnities, or with regard to divested businesses, claims by purchasers to whom we have provided contractual indemnification. Additional difficulties we may encounter as part of the integration process include the following:
•the consequences of a change in tax treatment and the possibility that the full benefits anticipated from the acquisition or disposition will not be realized;
•any delay in the integration or disposition of management teams, strategies, operations, products and services;
•differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;
•the ability to retain key employees;
•the ability to create and enforce uniform standards, controls, procedures, policies and information systems;
•the challenge of restructuring complex systems, technology, networks and other assets in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition, including costs to integrate beyond current estimates;
•the ability to deduct or claim tax attributes or benefits such as operating losses, business or foreign tax credits; and
•the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.
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
Because we have grown in part through acquisitions, goodwill represents a substantial portion of our assets, and was $3.7 billion as of September 30, 2025. Under generally accepted accounting principles in the United States, we are required to test goodwill carried in our consolidated balance sheets for possible impairment on an annual basis based upon a fair value approach and whenever events occur that indicate impairment could exist. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in a reporting unit’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business, a significant sustained decline in our market capitalization and other factors.
In addition, if we experience a decrease in our stock price and market capitalization over a sustained period, we would have to record an impairment charge in the future. The amount of any impairment could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.
We may be required to contribute additional cash to meet our underfunded benefit obligations associated with pension benefit plans we manage or multiemployer pension plans in which we participate.
We have defined benefit pension plans for employees in the United States, United Kingdom, Canada, Australia, and Ireland. At September 30, 2025, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $89.4 million. In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors that may require us to make additional cash contributions to our pension plans and recognize further increases in our net pension cost to satisfy our funding requirements. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our results of operations could be materially and adversely affected.
A multiemployer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies. Our collective bargaining agreements with unions require us to contribute to various multiemployer pension plans; however, we do not control or manage these plans. For the year ended September 30, 2025, we contributed $2.7 million to multiemployer pension plans. Under the Employee Retirement Income Security Act, an employer who contributes to a multiemployer pension plan, absent an applicable exemption, may also be liable, upon termination or withdrawal from the plan, for its proportionate share of the multiemployer pension plan’s unfunded vested benefit. If we terminate or withdraw from a multiemployer plan, absent an applicable exemption (such as for some plans in the building and construction industry), we could be required to contribute a significant amount of cash to fund the multiemployer plan’s unfunded vested benefit, which could materially and adversely affect our financial results; however, since we do not control the multiemployer plans, we are unable to estimate any potential contributions that could be required.
We may experience disproportionately high levels of collection risk and nonpayment if clients in specific geographic areas or industries are adversely affected by factors particular to their geographic area or industry.
Our clients include public and private entities that have been, and may continue to be, negatively impacted by the changing landscape in the global economy. While no one client accounted for over 10% of our revenue for fiscal 2025, we face collection risk as a normal part of our business where we perform services and subsequently bill our clients for such services, or when we make equity investments in majority or minority controlled large-scale client projects and other long-term capital projects before the project completes operational status or completes its project financing. In the event that we have concentrated credit risk from clients in a specific geographic area or industry, continuing negative trends or a worsening in the financial condition of that specific geographic area or industry could make us susceptible to disproportionately high levels of default by those clients. Such defaults could materially adversely impact our revenues, results of operations or accounts receivable.
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
At September 30, 2025, backlog was approximately $39.7 billion. We reported transaction price allocated to remaining unsatisfied performance obligations (RUPO) of $19.7 billion, as described in Note 4, Revenue Recognition, in the notes to our consolidated financial statements. The most significant differences between our backlog and RUPO are backlog contains revenue we expect to record in the future where we have been awarded the work, but the contractual agreement has not yet been signed and revenue related to service contracts that extend beyond the termination provisions of those contracts, where guidance for the calculation of RUPO requires us to assume the contract will be terminated at its earliest convenience. Accordingly, RUPO is $20.0 billion lower than backlog. We cannot guarantee that future revenue will be realized from either category of backlog or, if realized, will result in profits. Many projects may remain in our backlog for an extended period of time because of the size or long-term nature of the contract. In addition, from time to time, projects are delayed, scaled back or canceled. These types of backlog reductions adversely affect the revenue and profits that we ultimately receive from contracts reflected in our backlog.
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
Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. These provisions include the following:
•ability of our Board of Directors to authorize the issuance of preferred stock in series without stockholder approval;
•vesting of exclusive authority in our Board of Directors to determine the size of the board and to fill vacancies; and
•advance notice requirements for stockholder proposals and nominations for election to our Board of Directors.
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

The Organization for Economic Co-operation and Development (OECD), a global coalition of member countries, has developed a two-pillar framework to reform international taxation. The framework is designed to ensure that multinationals pay a minimum level of tax on their foreign profits through the introduction of a global minimum tax among other provisions. The minimum tax affects our financial statements beginning fiscal 2025 for those operations that are doing business in countries that have enacted the framework. While the current impact is limited, the continued enactment by all OECD countries or by individual countries could result in additional income tax liability, but the timing and ultimate impact on our tax obligations are uncertain.
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
The Chief Information Security Officer (“CISO”) heads the cybersecurity program which includes personnel based in several of our global locations. Our CISO brings over 25 years of experience, which includes both consulting and practitioner roles, and maintains the following certifications: Certified Information System Security Professional (CISSP), Certified in Risk and Information Systems Control (CRISC), and Certified Information Security Manager (CISM). Our CISO reports to our Chief Information Officer, up to the Chief Technology Officer, who meets with our Board at least annually to discuss cybersecurity risk and related topics.
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
ITEM 2. PROPERTIES
Our corporate offices are located in approximately 9,000 square feet of space at 13355 Noel Road, Dallas, Texas. Our other offices, including smaller administrative or project offices, consist of an aggregate of approximately 5.2 million square feet worldwide. Virtually all of our offices are leased. See Note 11 in the notes to our consolidated financial statements for information regarding our lease obligations. We may add additional facilities from time to time in the future as the need arises.
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
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “ACM.” According to the records of our transfer agent, there were 1,364 stockholders of record as of November 14, 2025.
Unregistered Sales of Equity Securities
None.
Equity Compensation Plans
The following table presents certain information about shares of AECOM common stock that may be issued under our equity compensation plans as of September 30, 2025:

	Column A		Column B		Column C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)		Weighted‑average exercise price of Outstanding options, warrants, and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans not approved by stockholders	N/A		N/A		N/A
Equity compensation plans approved by stockholders:
AECOM Stock Incentive Plans	1,357,329	(1)	N/A	(2)	11,262,039
AECOM Employee Stock Purchase Plan(3)	N/A		N/A		7,504,394
Total	1,357,329		N/A		18,766,433
_______________________________________________________________
(1)Includes 717,898 shares issuable upon the vesting of Restricted Stock Units, and 639,431 shares issuable if specified performance targets are met under Performance Earnings Program Awards (PEP). As of September 30, 2025, there were no options outstanding.
(2)Weighted-average exercise price of outstanding options only.
(3)Amounts only reflected in column (c) and include all shares available for future issuance and subject to outstanding rights.
Performance Measurement Comparison(1)
The following chart compares the cumulative total stockholder return of AECOM stock (ACM) with the cumulative total return of the S&P MidCap 400, and the S&P Mid Cap 400 Commercial & Professional Services Index, from October 2, 2020 to October 3, 2025.
We believe the S&P 400 MidCap is an appropriate independent broad market index, since it measures the performance of similar mid-sized companies in numerous sectors. In addition, we believe the S&P Mid Cap 400 Commercial & Professional Services Index is an appropriate third party published industry index since it measures the performance of professional services companies.

_______________________________________________________________
(1)This section is not “soliciting material,” is not deemed “filed” with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Stock Repurchase Program
The following table shows the repurchase activity for each of the three months ended September 30, 2025:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – 31, 2025	—	$—	—	$894,500,000
August 1 – 31, 2025	—	$—	—	$894,500,000
September 1 – 30, 2025	1,970,954	$126.91	1,970,954	$644,400,000
Total	1,970,954		1,970,954
_______________________________________________________________
(1)On November 15, 2024, the Board approved an increase in the Company’s repurchase authorization up to an aggregate amount of $1.0 billion with no expiration date. Stock repurchase can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business, operations and strategy, and infrastructure consulting industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to our future revenues, expenditures and business trends; future reduction of our self-perform at-risk construction exposure; future accounting estimates; future contractual performance obligations; future conversions of backlog; future capital allocation priorities, including common stock repurchases, future trade receivables, future debt pay downs; future post-retirement expenses; future tax benefits and expenses, and the impact of future tax laws; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; future costs savings; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Annual Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; government shutdowns; changes in administration or other funding directives and circumstances that cause governmental agencies to modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; long-term government contracts are subject to uncertainties related to government contract appropriations; losses under fixed-price contracts; limited control over operations run through our joint venture entities; liability for misconduct by our employees or consultants; changes in government laws, regulations and policies, including failure to comply with laws or regulations applicable to our business; maintaining adequate surety and financial capacity; potential high leverage and inability to service our debt and guarantees; our capital allocation strategy, including our ability to continue payment of dividends; exposure to political and economic risks in different countries, including tariffs and trade policies, geopolitical events, and conflicts; inflation, currency exchange rates and interest rate fluctuations; changes in capital markets and stock market volatility; retaining and recruiting key technical and management personnel; legal claims and litigation; inadequate insurance coverage; environmental law compliance and inadequate nuclear indemnification; unexpected adjustments and cancellations related to our backlog; partners and third parties who may fail to satisfy their legal obligations; managing pension costs; AECOM Capital’s real estate development; cybersecurity issues, IT outages and data privacy; risks associated with the benefits and costs of the sale of our Management Services and self-perform at-risk civil infrastructure, power construction, and oil and gas construction businesses, including the risk that any purchase adjustments from those transactions could be unfavorable and any future proceeds owed to us as part of the transactions could be lower than we expect; risks associated with our strategic initiatives, including AI investments and potential acquisitions and divestitures, as well as other additional risks and factors discussed in this Annual Report on Form 10-K and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.
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
Our fiscal year consists of 52 or 53 weeks, ending on the Friday closest to September 30. For clarity of presentation, we present all periods as if the year ended on September 30. We refer to the fiscal year ended September 30, 2024 as “fiscal 2024” and the fiscal year ended September 30, 2025 as “fiscal 2025.”
In this section, we discuss the results of our operations for the year ended September 30, 2025 compared to the year ended September 30, 2024. For a discussion on the year ended September 30, 2024 compared to the year ended September 30, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2024.

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
At September 30, 2025, we had approximately $644.4 million remaining of the Board’s repurchase authorization. On November 15, 2024, the Board approved an increase in our stock repurchase authorization to $1.0 billion. We intend to deploy future available cash towards dividends and stock repurchases consistent with our returns driven capital allocation policy.
We have exited substantially all of our self-perform at-risk construction businesses. As part of our ongoing plan to improve profitability and maintain a reduced risk profile, we continuously evaluate our geographic exposure.
We completed a transaction that transitioned the AECOM Capital team to a new third-party platform in the third quarter of fiscal 2024. Members of the legacy team continue to support AECOM Capital's investment vehicles pursuant to certain advisory agreements in a manner consistent with their historical responsibilities.
Acquisitions
There were two business acquisition consummated during the year ended September 30, 2025. There was one acquisition consummated during the year ended September 30, 2024 and there was no acquisition consummated during the year ended September 30, 2023.

All of our business acquisitions have been accounted for as business combinations and the results of operations of the acquired companies have been included in our consolidated results since the dates of the acquisitions. Those results of operations were not material to our consolidated results.
Components of Income and Expense

	Year Ended September 30,
	2025	2024	2023	2022	2021

	(in millions)
Other Financial Data:
Revenue	$16,140	$16,105	$14,378	$13,148	$13,341
Cost of revenue	14,923	15,021	13,433	12,300	12,543
Gross profit	1,217	1,084	945	848	798
Equity in earnings (losses) of joint ventures	27	2	(279)	54	35
General and administrative expenses	(158)	(160)	(154)	(147)	(155)
Restructuring and acquisition costs	(59)	(99)	(188)	(108)	(48)
Income from operations	$1,027	$827	$324	$647	$630
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
Restructuring and Acquisition Costs
Restructuring and acquisition costs are comprised of personnel and other costs, real estate costs, and costs associated with business exits and acquisitions primarily related to actions that are expected to deliver continued margin expansion and operating efficiencies.
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
Undistributed Non-U.S. Earnings. The results of our operations outside of the United States are consolidated for financial reporting; however, earnings from investments in non-U.S. operations are included in domestic U.S. taxable income only when actually or constructively received. No deferred taxes have been provided on the undistributed gross book-tax basis differences of our non-U.S. operations of approximately $1.1 billion because we have the ability to and intend to permanently reinvest these basis differences overseas. If we were to repatriate these basis differences, additional taxes could be due at that time.
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
Fiscal year ended September 30, 2025 compared to the fiscal year ended September 30, 2024
Consolidated Results

	Fiscal Year Ended		Change
	September 30, 2025	September 30, 2024	$	%

	($ in millions)
Revenue	$16,139.6	$16,105.5	$34.1	0.2%
Cost of revenue	14,922.9	15,021.2	(98.3)	(0.7)
Gross profit	1,216.7	1,084.3	132.4	12.2
Equity in earnings of joint ventures	27.0	2.1	24.9	1,185.7
General and administrative expenses	(157.8)	(160.1)	2.3	(1.4)
Restructuring and acquisition costs	(59.4)	(98.9)	39.5	(39.9)
Income from operations	1,026.5	827.4	199.1	24.1
Other income	10.5	17.6	(7.1)	(40.3)
Interest income	62.9	58.6	4.3	7.3
Interest expense	(184.3)	(185.4)	1.1	(0.6)
Income from continuing operations before taxes	915.6	718.2	197.4	27.5
Income tax expense from continuing operations	204.0	153.0	51.0	33.3
Net income from continuing operations	711.6	565.2	146.4	25.9
Net loss from discontinued operations	(75.4)	(105.0)	29.6	(28.2)
Net income	636.2	460.2	176.0	38.2
Net income attributable to noncontrolling interests from continuing operations	(73.3)	(59.3)	(14.0)	23.6
Net (loss) income attributable to noncontrolling interests from discontinued operations	(1.1)	1.4	(2.5)	(178.6)
Net income attributable to noncontrolling interests	(74.4)	(57.9)	(16.5)	28.5
Net income attributable to AECOM from continuing operations	638.3	505.9	132.4	26.2
Net loss attributable to AECOM from discontinued operations	(76.5)	(103.6)	27.1	(26.2)
Net income attributable to AECOM	$561.8	$402.3	$159.5	39.6%
The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024
Revenue	100.0%	100.0%
Cost of revenue	92.5	93.3
Gross profit	7.5	6.7
Equity in earnings of joint ventures	0.2	0.0
General and administrative expenses	(0.9)	(1.0)
Restructuring and acquisition costs	(0.4)	(0.6)
Income from operations	6.4	5.1
Other income	0.1	0.1
Interest income	0.4	0.4
Interest expense	(1.2)	(1.1)
Income from continuing operations before taxes	5.7	4.5
Income tax expense from continuing operations	1.3	1.0
Net income from continuing operations	4.4	3.5
Net loss from discontinued operations	(0.5)	(0.6)
Net income	3.9	2.9
Net income attributable to noncontrolling interests from continuing operations	(0.5)	(0.4)
Net (loss) income attributable to noncontrolling interests from discontinued operations	0.0	0.0
Net income attributable to noncontrolling interests	(0.5)	(0.4)
Net income attributable to AECOM from continuing operations	3.9	3.1
Net loss attributable to AECOM from discontinued operations	(0.5)	(0.6)
Net income attributable to AECOM	3.4%	2.5%
Revenue
Our revenue for the year ended September 30, 2025 increased $34.1 million, or 0.2%, to $16,139.6 million as compared to $16,105.5 million for the corresponding period last year.
The portion of revenue excluding pass-through revenues attributable to subcontractors increased for the year ended September 30, 2025. Underlying revenue excluding pass-through revenues increased across most of our end markets as a result of increased investment by large, publicly financed, global infrastructure programs including the Infrastructure Investment and Jobs Act in the U.S. and similar large programs in our largest end markets globally. Our Water end market has been benefiting from increased investment to address drought, flooding, emerging containment remediation, water storage, and clean and safe drinking water. Our Transportation end market has been benefitting from incremental investments across the globe to modernize transportation infrastructure and address growth and urbanization trends, while our Environment end market has been benefiting from infrastructure that requires permitting and compliance, and remediation as well as investments in energy. Our Facilities end market has been benefiting from positive public sector investment, trends in asset maintenance and repositioning as well as demand for modern, efficient facilities. The quantification of the impact of these trends by end market is noted within our Americas and International reportable segments discussion below, where applicable, and represents substantially all of our revenue change.
In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because these pass-through revenues can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Pass-through revenues for the years ended September 30, 2025 and 2024 were $8.6 billion and $8.9 billion, respectively. Pass-through revenue as a percentage of total revenue was 53% and 56% during the year ended September 30, 2025 and 2024, respectively.
Cost of Revenue

Our cost of revenue decreased to $14,922.9 million for the year ended September 30, 2025 compared to $15,021.2 million for the corresponding period last year, a decrease of $98.3 million, or 0.7%.
Substantially all of the change in our cost of revenue for the year ended September 30, 2025 occurred in our Americas and International reportable segments, which is discussed in more detail below.
Gross Profit
Our gross profit for the year ended September 30, 2025 increased $132.4 million, or 12.2%, to $1,216.7 million as compared to $1,084.3 million for the corresponding period last year. For the year ended September 30, 2025, gross profit, as a percentage of revenue, increased to 7.5% from 6.7% in the year ended September 30, 2024.
Gross profit changes were due to the reasons noted in Americas and International reportable segments below.
Equity in Earnings of Joint Ventures
Our equity in earnings of joint ventures for the year ended September 30, 2025 was $27.0 million as compared to $2.1 million in the corresponding period last year.
The increase in equity in earnings of joint ventures for the year ended September 30, 2025 compared to the same period in the prior year was primarily due to impairment losses recorded by our AECOM Capital segment in fiscal 2024 that did not repeat in fiscal 2025.
General and Administrative Expenses
Our general and administrative expenses for the year ended September 30, 2025 decreased $2.3 million, or 1.4%, to $157.8 million as compared to $160.1 million for the corresponding period last year. For the year ended September 30, 2025, general and administrative expenses as a percentage of revenue decreased to 0.9% from 1.0% for the corresponding period last year.
The decrease in general and administrative expenses for the year ended September 30, 2025 was primarily due to ongoing efforts to drive efficiencies and streamline operations.
Restructuring and Acquisition Costs
Restructuring and acquisition costs are comprised of personnel costs, real estate costs, and costs associated with business acquisitions and exits. During the fiscal year ended September 30, 2025, we incurred total restructuring expenses of $59.4 million primarily related to actions taken for acquisitions and optimizing our organization structure. During fiscal year ended September 30, 2024, we incurred total restructuring expenses of $98.9 million primarily related to costs incurred to continue to align our real estate portfolio with our employee flexibility initiatives, continue our exit of certain countries in Southeast Asia, drive support function efficiency, and reduce our risk profile.
Other Income
Our other income for the year ended September 30, 2025 decreased to $10.5 million from $17.6 million for the corresponding period last year.
The decrease in other income for the year ended September 30, 2025 was primarily due to the decrease in fair value of our investments measured at fair value.
Interest Income
Our interest income for the year ended September 30, 2025 increased to $62.9 million from $58.6 million for the corresponding period last year.
The increase in interest income for the year ended September 30, 2025 was primarily due to an increase in our interest-bearing assets.

Interest Expense
Our interest expense for the year ended September 30, 2025 was $184.3 million as compared to $185.4 million for the corresponding period last year.
The decrease in interest expense for the year ended September 30, 2025 was primarily due to additional financing charges recorded in fiscal 2024 related to the New Credit Facilities, defined below, that did not repeat in the current fiscal year.
Income Tax Expense
Our income tax expense for the year ended September 30, 2025 was $204.0 million compared to $152.9 million for the year ended September 30, 2024. The increase in tax expense for the current period compared to the corresponding period last year was due primarily to the tax impact of an increase in pre-tax income of $197.4 million, an increase in tax expense of $28.1 million related to changes in uncertain tax positions, an increase in tax expense of $24.6 million related to state income taxes, a reduction in tax expense of $20.2 million related to the sale of ACAP investments in fiscal 2024, and a tax benefit of $20.1 million related to deferred tax assets recognized due to legal entity restructuring implemented in fiscal 2025.
During fiscal 2025, we recorded a reserve of $47.0 million related to uncertain tax positions associated with federal and state tax credits claimed for years subject to examination by the tax authorities. The reserve reflects our assessment that it is more likely than not that a portion of the credits may not be sustained under examination based on recent discussions and developments related to our ongoing audits.
During fiscal 2025, we recognized deferred tax assets of $20.1 million related to legal entity restructuring. The restructuring resulted in the recognition of deferred tax assets related to tax attributes that are expected to be utilized against future taxable income.
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
The OECD has introduced the Base Erosion and Profit Shifting (BEPS) 2.0 framework which includes Pillar 2. Pillar 2 introduces a 15% global minimum tax for large multinational enterprises in each of the jurisdictions that they operate. Many countries have enacted the Pillar 2 global minimum tax regime including some countries where we operate. The implementation of Pillar 2 does not have a material impact on our consolidated financial statements for fiscal 2025. The company is actively monitoring developments related to Pillar 2 and will continue to assess the impact.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act which permanently extends many provisions of the Tax Cuts and Jobs Act of 2017 and introduces new tax provisions relevant for multinational businesses. Most of the new provisions take effect starting in fiscal 2026. Based on our assessment, we do not expect the legislation to have a material impact on our consolidated financial statements.
We are currently under tax audit in several jurisdictions including the U.S. where our federal income tax returns for fiscal 2017 through 2020 are being examined by the IRS. Disputes can arise with tax authorities involving issues related to the timing of deductions, the calculation and use of credits, and the taxation of income in various tax jurisdictions because of differing interpretations or application of tax laws, regulations, and relevant facts. The IRS is currently auditing certain tax credits and the methodology for calculating the credits. We will continue to monitor developments related to the examination and will adjust the reserve as necessary based on changes in facts and circumstances, including the resolution of the audit.
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
Net loss from discontinued operations was $75.4 million for the year ended September 30, 2025 compared to $105.0 million for the year ended September 30, 2024, a decrease of $29.6 million.
The decrease in net loss from discontinued operations for the year ended September 30, 2025 was primarily due to the settlement of contingent consideration related to the sale of our civil infrastructure construction business in fiscal 2024 that did not recur in fiscal 2025 partially offset by a revision to estimated recoveries on a refinery turnaround project resulting from unfavorable court orders that occurred in fiscal 2025.
Net Income Attributable to AECOM
The factors described above resulted in the net income attributable to AECOM of $561.8 million for the year ended September 30, 2025, as compared to the net income attributable to AECOM of $402.3 million for the year ended September 30, 2024.
Results of Operations by Reportable Segment
Americas

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	Change
			$	%

	( in millions)
Revenue	$12,525.9	$12,485.7	$40.2	0.3%
Cost of revenue	11,643.8	11,726.6	(82.8)	(0.7)
Gross profit	$882.1	$759.1	$123.0	16.2%
The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024
Revenue	100.0%	100.0%
Cost of revenue	93.0	93.9
Gross profit	7.0%	6.1%
Revenue
Revenue for our Americas segment for the year ended September 30, 2025 increased $40.2 million, or 0.3%, to $12,525.9 million as compared to $12,485.7 million for the corresponding period last year.

Pass-through revenues on contracts for which we subcontract work on behalf of our clients decreased $307.4 million for the year ended September 30, 2025 compared to the corresponding period last year. Revenue from increased project activity in the Americas included growth in our Transportation end market of $261.1 million, or 11.7%, and our Water and Environment end markets of $127.4 million, or 6.0%, offset by a decrease in our Facilities end market of $344.7 million, or 4.3%, compared to the corresponding period last year.
Cost of Revenue
Cost of revenue for our Americas segment for the year ended September 30, 2025 decreased by $82.8 million, or 0.7%, to $11,643.8 million compared to $11,726.6 million for the corresponding period last year.
The decrease in cost of revenue for the year ended September 30, 2025 was primarily due to the decreases in subcontractor and other direct costs offset by increased project activity.
Gross Profit
Gross profit for our Americas segment for the year ended September 30, 2025 increased $123.0 million, or 16.2%, to $882.1 million as compared to $759.1 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 7.0% of revenue for the year ended September 30, 2025 from 6.1% in the corresponding period last year.
The increase in gross profit for the year ended September 30, 2025 was primarily due to the benefit from restructuring actions taken last year, growth in enterprise capability centers, ongoing continuous improvement initiatives, and growth in higher margin advisory services.
International

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	Change
			$	%

	(in millions)
Revenue	$3,613.2	$3,618.4	$(5.2)	(0.1)%
Cost of revenue	3,279.1	3,294.6	(15.5)	(0.5)
Gross profit	$334.1	$323.8	$10.3	3.2%
The following table presents the percentage relationship of statement of operations items to revenue:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024
Revenue	100.0%	100.0%
Cost of revenue	90.8	91.1
Gross profit	9.2%	8.9%
Revenue
Revenue for our International segment for the year ended September 30, 2025 decreased $5.2 million, or 0.1%, to $3,613.2 million as compared to $3,618.4 million for the corresponding period last year.
Revenue for the year ended September 30, 2025 decreased primarily due to a $66.3 million decrease in pass-through revenues on contracts for which we subcontract work on behalf of our client compared to the corresponding period in the prior year. The decrease in revenue was primarily attributable to a $67.9 million, or 5.2%, decrease in our Transportation end market, partially offset by growth in our Water and Environment end market of $40.2 million, or 5.2%, and in our Transportation end market of $18.8 million, or 1.3%, compared to the corresponding period last year, which have benefited from the end market trends discussed in the consolidated revenue section above.

Cost of Revenue
Cost of revenue for our International segment for the year ended September 30, 2025 decreased $15.5 million, or 0.5%, to $3,279.1 million as compared to $3,294.6 million for the corresponding period last year.
The decrease in cost of revenue for the year ended September 30, 2025 was primarily due to a decrease compared to the corresponding period in the prior year of subcontractor and other direct costs of $66.3 million, partially offset by increased project activity.
Gross Profit
Gross profit for our International segment for the year ended September 30, 2025 increased $10.3 million, or 3.2%, to $334.1 million as compared to $323.8 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 9.2% of revenue for the year ended September 30, 2025 from 8.9% in the corresponding period last year.
The increase in gross profit and gross profit as a percentage of revenue for the year ended September 30, 2025 were primarily due to benefits from restructuring actions taken last year, ongoing exits from lower margin countries, growth in the enterprise capability centers, and continuous improvement initiatives.
AECOM Capital

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	Change
			$	%

	(in millions)
Revenue	$0.5	$1.4	$(0.9)	(64.3)%
Equity in losses of joint ventures	$(0.5)	$(26.9)	$26.4	(98.1)%
General and administrative expenses	$(9.0)	$(15.0)	$6.0	(40.0)%
Equity in losses of joint ventures for the year ended September 30, 2025 was $0.5 million compared to a loss of $26.9 million for the corresponding period last year. The change in equity in losses of joint ventures for the year ended September 30, 2025 was primarily due to impairment losses of $35.9 million recognized in the fiscal 2024 that did not repeat in fiscal 2025.
The decrease of $6.0 million in general and administrative expenses for the year ended September 30, 2025 compared to the corresponding period last year was due to nonrecurring expenses related to the evaluation of strategic options and the transition of the AECOM Capital business to a third-party platform that occurred in fiscal year 2024 but did not repeat in fiscal year 2025.
Liquidity and Capital Resources
Cash Flows
Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of common stock, dividend payments, and refinancing or repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next twelve months. We expect to spend approximately $45 million for restructuring in fiscal 2026 associated with restructuring actions taken in prior periods that are expected to deliver continued margin improvement and efficiencies.
Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At September 30, 2025, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and, therefore, we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.
At September 30, 2025, cash and cash equivalents were $1,585.7 million, an increase of $0.9 million, or 0.1%, from $1,584.9 million at September 30, 2024, which included cash and cash equivalents included in current assets held for sale in fiscal year 2024.
Net cash provided by operating activities was $821.6 million for the year ended September 30, 2025 as compared to $827.5 million for the year ended September 30, 2024. The change was primarily attributable to an increase in net income of approximately $176.0 million and cash provided by changes in working capital of $8.3 million, offset by a decrease in adjustments for non-cash items of approximately $190.1 million. The sale of trade receivables to financial institutions included in operating cash flows decreased $38.0 million during the year ended September 30, 2025 compared to the year ended September 30, 2024. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.
Net cash used in investing activities was $413.2 million for the year ended September 30, 2025, as compared to $210.6 million for the year ended September 30, 2024. The change was primarily attributable to cash payments for business acquisitions, net of cash acquired, of $212.5 million in fiscal year 2025 compared to $18.7 million in fiscal year 2024.
Net cash used in financing activities was $403.7 million for the year ended September 30, 2025, as compared to $295.5 million for the year ended September 30, 2024. The change from the prior year was primarily attributable to $320.1 million in net cash proceeds pursuant to Amendment No. 14 of the Credit Agreement that occurred in the third quarter of fiscal 2024, partially offset by the $191.3 million of net additional borrowings in fiscal year 2025 from the issuance of the 2033 Senior Notes and the redemption of the 2027 Senior Notes. Total borrowings under our Credit Agreement may vary during the period as we regularly draw and repay amounts to fund working capital.
Working Capital
Working capital, or current assets less current liabilities, decreased $119.7 million, or 17.6%, to $801.4 million at September 30, 2025 from $681.7 million at September 30, 2024. Net accounts receivable and contract assets, net of contract liabilities, decreased to $3,194.4 million at September 30, 2025 from $3,301.4 million at September 30, 2024.
Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 74 days at September 30, 2025 compared to 70 days at September 30, 2024.
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
Debt
Debt consisted of the following:

	September 30, 2025	September 30, 2024

	(in millions)
Credit Agreement	$1,439.9	$1,446.6
2027 Senior Notes	—	997.3
2033 Senior Notes	1,200.0	—
Other debt	103.8	95.9
Total debt	2,743.7	2,539.8
Less: Current portion of debt and short-term borrowings	(66.3)	(66.9)
Less: Unamortized debt issuance costs	(30.2)	(22.6)
Long-term debt	$2,647.2	$2,450.3
The following table presents, in millions, scheduled maturities of our debt as of September 30, 2025:

Fiscal Year
2026	$66.3
2027	31.2
2028	22.1
2029	761.3
2030	6.8
Thereafter	1,856.0
Total	$2,743.7
Credit Agreement
On April 19, 2024, we entered into Amendment No. 14 to Syndicated Facility Agreement (as amended, modified or otherwise supplemented, the “Credit Agreement”), pursuant to which we obtained a new $1,500,000,000 revolving credit facility (the “New Revolving Credit Facility”), a new $750,000,000 term loan A facility (the “New Term A Facility” and, together with the New Revolving Credit Facility, the “New Pro Rata Facilities”) and a new $700,000,000 term loan B facility (the “New Term B Facility” and, together with the New Pro Rata Facilities, the “New Credit Facilities”). The New Revolving Credit Facility and the New Term A Facility mature on April 19, 2029. The New Term B Facility matures on April 19, 2031. The New Term A Facility and the New Term B Facility were borrowed in full on April 19, 2024 in U.S. dollars. Loans under the New Revolving Credit Facility may be borrowed, and letters of credit thereunder may be issued, in U.S. dollars or in certain foreign currencies. The New Credit Facilities replace in full our then-existing revolving credit facility, term loan A facility and term loan B facility, and borrowings under the New Credit Facilities were used to refinance in full our existing credit facilities and for general corporate purposes. The Credit Agreement permits us to designate certain of our subsidiaries as additional co-borrowers from time to time. Currently, there are no co-borrowers under the New Credit Facilities. On October 29, 2024, we entered into Amendment No. 15 to Syndicated Facility Agreement, pursuant to which we reduced the interest rate spread applicable to our New Term B Facility.
Borrowings under (a) the New Revolving Credit Facility (in U.S. dollars) and the New Term A Facility bear interest at a rate per annum equal to, at our option, (i) a Term SOFR rate (with a 0% floor and SOFR adjustment of 0.10%) or (ii) a base rate (with a 0% floor), in each case, as of September 30, 2025 plus an applicable margin of 1.225% in the case of the Term SOFR rate and 0.225% in the case of the base rate, and (b) the New Revolving Credit Facility in currencies other than U.S. dollars bear interest at a rate per annum equal to the applicable reference rate for such currency (including any related adjustments), plus an applicable margin of 1.225%. The applicable margin is subject, in each case, to adjustment based on the Company’s consolidated leverage ratio from time to time.
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
The Credit Agreement contains customary negative covenants that include, among other things, limitations on our ability and certain of our subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of our business, consummate mergers, consolidations and the sale of all or substantially all of our respective assets and transact with affiliates. We are also required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenant”). The Financial Covenant does not apply to the New Term B Facility. As of September 30, 2025, we were in compliance with the covenants of the Credit Agreement.
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
At September 30, 2025 and September 30, 2024, letters of credit totaled $4.4 million and $4.4 million, respectively, under our New Revolving Credit Facility. As of September 30, 2025 and September 30, 2024, we had $1,495.6 million and $1,495.6 million, respectively, available under our New Revolving Credit Facility.
2027 Senior Notes
On February 21, 2017, we completed a private placement offering of $1,000,000,000 aggregate principal amount of our unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, we completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees. In July 2025, we used a portion of the proceeds of the 2033 Senior Notes (defined below) to purchase $732,914,000 in principal amount of the 2027 Senior Notes that were validly tendered and not validly withdrawn at or prior to the expiration date of our tender offer for the 2027 Senior Notes. In August 2025, we redeemed the remaining 2027 Senior Notes with a portion of the proceeds of the 2033 Senior Notes. The purchase and redemption included an aggregate make-whole payment of $9.1 million.
2033 Senior Notes
On July 22, 2025, we completed an offering of $1,200,000,000 aggregate principal amount of our 6.000% Senior Notes due 2033 (the “2033 Senior Notes”). As of September 30, 2025, the estimated fair value of the 2033 Senior Notes was approximately $1,227.0 million. The fair value of the 2033 Senior Notes as of September 30, 2025 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2033 Senior Notes.
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

Percentage
2028	103.000%
2029	101.500%
2030 and thereafter	100.000%
The indenture pursuant to which the 2033 Senior Notes were issued contains customary events of default, including, among other things, payment default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The indenture also contains customary negative covenants.`
Other Debt and Other Items
Other debt consists primarily of obligations under capital leases and loans and unsecured credit facilities. The unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2025 and September 30, 2024, these outstanding standby letters of credit totaled $899.4 million and $934.5 million. As of September 30, 2025, we had $367.4 million available under these unsecured credit facilities.
Effective Interest Rate
Our average effective interest rate on our total debt, including the effects of the interest rate swap and interest rate cap agreements, during the years ended September 30, 2025, 2024 and 2023 was 5.1%, 5.6% and 5.3%, respectively.
Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the years ended September 30, 2025, 2024 and 2023 of $7.4 million, $7.6 million and $4.9 million, respectively.
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
Under our secured revolving credit facility and other facilities discussed in Other Debt and Other Items above, as of September 30, 2025, there was approximately $903.8 million including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.
We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At September 30, 2025, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $89.4 million. The total amounts of employer contributions paid for the year ended September 30, 2025 were $10.6 million for U.S. plans and $23.7 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third-party multiemployer plans that we do not control or manage. For the year ended September 30, 2025, we contributed $2.7 million to multiemployer pension plans.
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
The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of September 30, 2025 and for the twelve months then ended.
Condensed Combined Balance Sheets
Parent and Subsidiary Guarantors
(unaudited - in millions)

September 30, 2025
Current assets	$3,367.3
Non-current assets	3,189.2
Total assets	$6,556.5

Current liabilities	$2,853.8
Non-current liabilities	3,102.8
Total liabilities	5,956.6

Total stockholders’ equity	599.9
Total liabilities and stockholders’ equity	$6,556.5
Condensed Combined Statement of Operations
Parent and Subsidiary Guarantors
(unaudited - in millions)

For the twelve months ended September 30, 2025
Revenue	$9,458.6
Cost of revenue	9,011.7
Gross profit	446.9

Net income from continuing operations	86.0
Net loss from discontinued operations	—
Net income	$86.0

Net income attributable to AECOM	$86.0
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
In the ordinary course of business, we may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. The Company’s unsecured credit arrangements are used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2025 and 2024, these outstanding standby letters of credit totaled $899.4 million and $934.5 million, respectively. As of September 30, 2025, the Company had $367.4 million available under these unsecured credit facilities. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities
At September 30, 2025, we were contingently liable in the amount of approximately $903.8 million in issued standby letters of credit and $5.6 billion in issued surety bonds primarily to support project execution.
In the ordinary course of business, we enter into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.
Our investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which we indirectly hold an equity interest and have an ongoing capital commitment to fund investments. At September 30, 2025, the Company has capital commitments of $5.1 million to the Fund over the next three years.
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
Contractual Obligations and Commitments
The following summarizes our contractual obligations and commercial commitments as of September 30, 2025:

Contractual Obligations and Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

	(in millions)
Debt	$2,743.7	$66.3	$53.3	$768.1	$1,856.0
Interest on debt	975.8	163.6	332.2	256.0	224.0
Operating leases	764.0	163.6	253.8	173.3	173.3
Pension funding obligations(1)	35.8	35.8	—	—	—
Total contractual obligations and commitments	$4,519.3	$429.3	$639.3	$1,197.4	$2,253.3
_______________________________________________________________
(1)Represents expected fiscal 2026 contributions to fund our defined benefit pension and other postretirement plans. Contributions beyond one year have not been included as amounts are not determinable.
New Accounting Pronouncements and Changes in Accounting
In November 2023, the Financial Accounting Standards Board (FASB) amended the guidance of Accounting Standards Codification (ASC) 280, Segment Reporting, requiring public entities to disclose significant segment expenses and other segment items on an interim basis. The new guidance is effective for the Company for its annual financial statements in fiscal year 2025 and for its interim financial statements in fiscal year 2026. The adoption of the new guidance did not significantly impact our financial presentation.
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
In November 2024, the FASB issued ASU 2024-03 requiring public entities to provide disaggregated disclosures in the notes of the financial statements of certain categories of expenses that are included in expense line items on the face of the income statement on an interim basis. The new guidance is effective for the Company for its annual financial statements in fiscal year 2027 and for its interim financial statements in fiscal year 2028, with early adoption permitted. We are currently evaluating the impact that the adoption of this new guidance will have on our financial statements.
In September 2025, the FASB issued ASU 2025-06 to clarify and modernize the accounting for costs related to internal-use software. The guidance removes references to project stages used in ASC 350-40 and clarifies the threshold entities should apply to begin capitalizing internal-use software costs. The new guidance is effective for us starting October 1, 2028, and we may apply the guidance using a prospective, retrospective, or modified transition approach. We are currently evaluating the impact that the adoption of this new guidance will have on our financial presentation.
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
Interest Rates
Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of September 30, 2025 and 2024, we had $1,439.9 million and $1,446.6 million, respectively, in outstanding borrowings under our term credit agreements and revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.125% to 1.00% and the applicable margin that is added to borrowings in the Term SOFR rate can range from 1.125% to 2.00%. For the year ended September 30, 2025, our weighted average floating rate borrowings were $1,603.8 million, or $903.8 million excluding borrowings with effective fixed interest rates due to interest rate swap and interest rate cap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the year ended September 30, 2025 would have increased by $9.0 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AECOM
Index to Consolidated Financial Statements
September 30, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AECOM
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AECOM (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 18, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2)involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Contract cost and claim recovery estimates

Description of the Matter
For the year ended September 30, 2025, contract revenues recognized by the Company were $16.1 billion. Contract revenues include $4.0 billion which relate to fixed price contracts and $6.0 billion which relate to guaranteed maximum price contracts. As described in Note 4 of the consolidated financial statements, the Company generally recognizes revenues for these contracts over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred. In addition, the Company’s estimate of transaction price includes variable consideration associated with claims only to the extent that a significant reversal would not be probable.
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
As of September 30, 2025, the Company has recorded revenue related to claims and reported related contract assets and other non-current assets on the consolidated balance sheet. Revenue recognition relating to claims is highly judgmental as the amount has not been approved by the customer and it requires the Company to prepare estimates of amounts expected to be recovered. Changes in recovery estimates can have a material effect on the amount of revenue recognized.

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
Dallas, Texas
November 18, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of AECOM
Opinion on Internal Control Over Financial Reporting
We have audited AECOM’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AECOM (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated November 18, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Dallas, Texas
November 18, 2025

AECOM
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2025	September 30, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,378,582	$1,316,945
Cash in consolidated joint ventures	207,157	263,932
Total cash and cash equivalents	1,585,739	1,580,877
Accounts receivable—net	2,497,147	2,793,307
Contract assets	1,785,179	1,806,458
Prepaid expenses and other current assets	716,070	638,393
Current assets held for sale	—	77,224
Income taxes receivable	146,092	159,500
TOTAL CURRENT ASSETS	6,730,227	7,055,759
PROPERTY AND EQUIPMENT—NET	416,164	354,377
DEFERRED TAX ASSETS—NET	295,249	326,685
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	138,056	138,067
GOODWILL	3,700,619	3,480,155
INTANGIBLE ASSETS—NET	183,284	6,932
OTHER NON-CURRENT ASSETS	254,218	267,528
OPERATING LEASE RIGHT-OF-USE ASSETS	463,479	432,166
NON-CURRENT ASSETS HELD FOR SALE	18,953	—
TOTAL ASSETS	$12,200,249	$12,061,669
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$4,069	$3,080
Accounts payable	2,260,609	2,560,122
Accrued expenses and other current liabilities	2,490,480	2,385,731
Income taxes payable	23,536	27,418
Contract liabilities	1,087,905	1,298,327
Current liabilities held for sale	—	35,559
Current portion of long-term debt	62,217	63,844
TOTAL CURRENT LIABILITIES	5,928,816	6,374,081
OTHER LONG-TERM LIABILITIES	210,870	156,406
OPERATING LEASE LIABILITIES, NON-CURRENT	515,998	510,573
DEFERRED TAX LIABILITY-NET	67,968	27,509
PENSION BENEFIT OBLIGATIONS	133,193	172,360
LONG-TERM DEBT	2,647,220	2,450,330
TOTAL LIABILITIES	9,504,065	9,691,259

COMMITMENTS AND CONTINGENCIES (Note 18)

AECOM STOCKHOLDERS’ EQUITY:
Common stock—authorized, 300,000,000 shares of $0.01 par value as of September 30, 2025 and 2024; issued and outstanding 131,782,371 and 132,552,407 shares as of September 30, 2025 and 2024, respectively	1,318	1,326
Additional paid-in capital	4,609,126	4,347,197
Accumulated other comprehensive loss	(893,027)	(882,671)
Accumulated deficits	(1,224,833)	(1,281,647)
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,492,584	2,184,205
Noncontrolling interests	203,600	186,205
TOTAL STOCKHOLDERS’ EQUITY	2,696,184	2,370,410
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,200,249	$12,061,669
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Operations
(in thousands, except per share data)

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
Revenue	$16,139,622	$16,105,498	$14,378,461
Cost of revenue	14,922,909	15,021,157	13,432,996
Gross profit	1,216,713	1,084,341	945,465

Equity in earnings of joint ventures	27,013	2,124	(279,352)
General and administrative expenses	(157,849)	(160,105)	(153,575)
Restructuring and acquisition costs	(59,355)	(98,918)	(188,404)
Income from operations	1,026,522	827,442	324,134

Other income	10,457	17,570	8,357
Interest income	62,894	58,560	40,251
Interest expense	(184,304)	(185,420)	(159,342)
Income from continuing operations before taxes	915,569	718,152	213,400
Income tax expense for continuing operations	204,018	152,900	56,052
Net income from continuing operations	711,551	565,252	157,348
Net loss from discontinued operations	(75,364)	(104,997)	(57,207)
Net income	636,187	460,255	100,141

Net income attributable to noncontrolling interests from continuing operations	(73,287)	(59,322)	(43,262)
Net income (loss) attributable to noncontrolling interests from discontinued operations	(1,126)	1,333	(1,547)
Net income attributable to noncontrolling interests	(74,413)	(57,989)	(44,809)

Net income attributable to AECOM from continuing operations	638,264	505,930	114,086
Net loss attributable to AECOM from discontinued operations	(76,490)	(103,664)	(58,754)
Net income attributable to AECOM	$561,774	$402,266	$55,332

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$4.82	$3.73	$0.82
Basic discontinued operations per share	$(0.58)	$(0.76)	$(0.42)
Basic earnings per share	$4.24	$2.97	$0.40

Diluted continuing operations per share	$4.79	$3.71	$0.81
Diluted discontinued operations per share	$(0.58)	$(0.76)	$(0.42)
Diluted earnings per share	$4.21	$2.95	$0.39

Weighted average shares outstanding:
Basic	132,373	135,544	138,614
Diluted	133,311	136,453	140,109
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
Net income	$636,187	$460,255	$100,141

Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivatives, net of tax	(5,051)	(23,290)	2,165
Foreign currency translation adjustments	(5,937)	93,389	59,720
Pension adjustments, net of tax	601	(25,986)	(8,719)
Other comprehensive (loss) income, net of tax	(10,387)	44,113	53,166
Comprehensive income, net of tax	625,800	504,368	153,307
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(74,382)	(58,196)	(44,877)
Comprehensive income attributable to AECOM, net of tax	$551,418	$446,172	$108,430
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total AECOM Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
BALANCE AT SEPTEMBER 30, 2022	$1,389	$4,156,594	$(979,675)	$(701,654)	$2,476,654	$128,725	$2,605,379
Net income	—	—	—	55,332	55,332	44,809	100,141
Dividends declared	—	—	—	(100,872)	(100,872)	—	(100,872)
Other comprehensive loss	—	—	53,098	—	53,098	68	53,166
Issuance of stock	19	64,964	—	—	64,983	—	64,983
Repurchases of stock	(46)	(25,917)	—	(356,782)	(382,745)	—	(382,745)
Stock-based compensation	—	45,882	—	—	45,882	—	45,882
Contributions from noncontrolling interests	—	—	—	—	—	17,225	17,225
Distributions to noncontrolling interests	—	—	—	—	—	(19,448)	(19,448)
BALANCE AT SEPTEMBER 30, 2023	$1,362	$4,241,523	$(926,577)	$(1,103,976)	$2,212,332	$171,379	$2,383,711
Net income	—	—	—	402,266	402,266	57,989	460,255
Dividends declared	—	—	—	(120,454)	(120,454)	—	(120,454)
Other comprehensive loss	—	—	43,906	—	43,906	207	44,113
Issuance of stock	16	65,369	—	—	65,385	—	65,385
Repurchases of stock	(52)	(21,215)	—	(459,483)	(480,750)	—	(480,750)
Stock-based compensation	—	61,520	—	—	61,520	—	61,520
Contributions from noncontrolling interests	—	—	—	—	—	13,508	13,508
Distributions to noncontrolling interests	—	—	—	—	—	(56,878)	(56,878)
BALANCE AT SEPTEMBER 30, 2024	$1,326	$4,347,197	$(882,671)	$(1,281,647)	$2,184,205	$186,205	$2,370,410
Net income	—	—	—	561,774	561,774	74,413	636,187
Dividends declared	—	—	—	(139,303)	(139,303)	—	(139,303)
Other comprehensive loss	—	—	(10,356)	—	(10,356)	(31)	(10,387)
Issuance of stock	25	218,988	—	—	219,013	—	219,013
Repurchases of stock	(33)	(18,498)	—	(365,657)	(384,188)	—	(384,188)
Stock-based compensation	—	61,439	—	—	61,439	—	61,439
Effect of deconsolidation of a joint venture	—	—	—	—	—	(13,768)	(13,768)
Contributions from noncontrolling interests	—	—	—	—	—	2,450	2,450
Distributions to noncontrolling interests	—	—	—	—	—	(45,669)	(45,669)
BALANCE AT SEPTEMBER 30, 2025	$1,318	$4,609,126	$(893,027)	$(1,224,833)	$2,492,584	$203,600	$2,696,184
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$636,187	$460,255	$100,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,917	178,812	175,725
Equity in (earnings) losses of unconsolidated joint ventures	(16,861)	1,276	282,291
Distribution of earnings from unconsolidated joint ventures	59,498	24,254	41,178
Non-cash stock compensation	61,439	61,520	45,882
Impairment of long-lived assets	—	—	86,199
Loss on sale of discontinued operations	—	90,412	43,222
Prepayment premium on redemption of unsecured senior notes	9,064	—	—
Foreign currency translation	2,316	15,468	969
Deferred income tax expense (benefit)	35,415	150,894	(135,878)
Other	916	(4,854)	6,388
Changes in operating assets and liabilities:
Accounts receivable and contract assets	334,419	(500,798)	(402,498)
Prepaid expenses and other assets	(82,707)	(207,359)	131,903
Accounts payable	(333,564)	391,176	169,514
Accrued expenses and other current liabilities	145,198	91,983	97,239
Contract liabilities	(210,549)	109,390	137,484
Other long-term liabilities	4,914	(34,939)	(83,779)
Net cash provided by operating activities	$821,602	$827,490	$695,980

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisitions, net of cash acquired	$(212,529)	$(18,658)	$—
Cash outflow from deconsolidation of a joint venture	(45,352)	—	—
Investment in unconsolidated joint ventures	(55,617)	(55,058)	(59,772)
Return of investment in unconsolidated joint ventures	30,995	—	20,874
Proceeds from sale of investments	—	3,180	5,977
Other investing activities	5,665	(21,000)	—
Proceeds from disposal of property and equipment	292	494	344
Payments for capital expenditures	(136,675)	(119,597)	(105,600)
Net cash used in by investing activities	$(413,221)	$(210,639)	$(138,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	$2,212,924	$6,169,266	$3,506,668
Repayments of borrowings under credit agreements	(2,259,380)	(5,878,475)	(3,552,639)
Issuance of unsecured senior notes	1,188,600	—	—
Redemption of unsecured senior notes	(997,293)	—	—
Prepayment premium on redemption of unsecured senior notes	(9,064)	—	—
Cash paid for debt issuance costs	(3,889)	(16,573)	—
Dividends paid	(133,572)	(115,244)	(96,192)
Proceeds from issuance of common stock	40,084	34,556	32,897
Proceeds from exercise of stock options	2,056	2,056	6,168
Payments to repurchase common stock	(388,380)	(478,501)	(379,284)
Net distributions to noncontrolling interests	(53,380)	(16,177)	(2,223)
Other financing activities	(2,376)	3,632	11,670
Net cash used in financing activities	$(403,670)	$(295,460)	$(472,935)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,834)	1,319	512
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	877	322,710	85,380
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,584,862	1,262,152	1,176,772
CASH AND CASH EQUIVALENTS AT END OF YEAR	1,585,739	1,584,862	1,262,152
LESS: CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	$—	$(3,985)	$(1,946)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF YEAR	$1,585,739	$1,580,877	$1,260,206
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$(166,868)	$(177,450)	$(153,975)
Net income taxes paid	$(91,968)	$(139,972)	$(78,448)
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
Fiscal Year—The Company reports its annual results of operations based on 52-or 53- week periods ending on the Friday nearest September 30. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform with the current period’s presentation.
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
Allowance for Doubtful Accounts—The Company records its accounts receivable net of an allowance for doubtful accounts. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the financial condition of its clients. The factors the Company considers in its contract evaluations include, but are not limited to:
•Client type—federal or state and local government or commercial client;
•Historical contract performance;
•Historical collection and delinquency trends;
•Client credit worthiness; and
•General economic conditions.
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
Goodwill and Acquired Intangible Assets—Goodwill represents the excess of amounts paid over the fair value of net assets acquired from an acquisition. In order to determine the amount of goodwill resulting from an acquisition, the Company performs an assessment to determine the value of the acquired company’s tangible and identifiable intangible assets and liabilities. In its assessment, the Company determines whether identifiable intangible assets exist, which typically include backlog, customer relationships and intellectual property. Intangible assets are amortized over the period in which the contractual or economic benefits of the intangible assets are expected to be realized.
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
Goodwill is evaluated for impairment either by assessing qualitative factors or by performing a quantitative assessment. Qualitative factors, such as overall financial performance, industry or market considerations, or other relevant events, are assessed to determine if it is more likely than not that the fair value of the reporting units is less than their carrying amounts. During a quantitative impairment test, the Company estimates the fair value of the reporting unit using income and market approaches, and compares that amount to the carrying value of that reporting unit. In the event the fair value of the reporting unit is determined to be less than the carrying value, goodwill is impaired, and an impairment loss is recognized equal to the excess, limited to the total amount of goodwill allocated to the reporting unit. The impairment evaluation process includes, among other things, making assumptions about variable such as revenue growth rates, profitability, discount rates, and industry market multiples, which are subject to a high degree of judgment. See also Note 3.
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
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act which permanently extends many provisions of the Tax Cuts and Jobs Act of 2017 and introduces new tax provisions relevant for multinational businesses. Most of the new provisions take effect starting in fiscal 2026. Based on its assessment, the Company does not expect the legislation to have a material impact on its consolidated financial statements.
2.           New Accounting Pronouncements and Changes in Accounting
In November 2023, the Financial Accounting Standards Board (FASB) amended the guidance of Accounting Standards Codification (ASC) 280, Segment Reporting, requiring public entities to disclose significant segment expenses and other segment items on an interim basis. The new guidance is effective for the Company for its annual financial statements in fiscal year 2025 and for its interim financial statements in fiscal year 2026. The adoption of the new guidance did not significantly impact the Company's financial presentation.
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
In September 2025, the FASB issued ASU 2025-06 to clarify and modernize the accounting for costs related to internal-use software. The guidance removes references to project stages used in ASC 350-40 and clarifies the threshold entities should apply to begin capitalizing internal-use software costs. The new guidance is effective for the Company starting October 1, 2028, and the Company may apply the guidance using a prospective, retrospective, or modified transition approach. The Company is currently evaluating the impact that the adoption of this new guidance will have on its financial statements.
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

During the third quarter of fiscal 2024, the Company resolved contingencies related to the sale of its civil infrastructure construction business and received equity in the counterparty, and the Company recorded a $12.7 million gain based on the fair value of the equity received. Concurrently, the Company participated as a member of a lending group in a revolving credit facility for the counterparty, committing to fund $30 million that matures in May 2029. At September 30, 2025, the counterparty had $15.4 million outstanding under the credit facility, and all cash flows were classified as other investing activities.
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
Fact discovery has concluded and expert discovery will proceed once the stay due to the government shutdown is lifted, expected in fiscal year 2026. The Company intends to vigorously pursue all claimed amounts but can provide no certainty that the Company will recover 2014 Claims and 2019 Claims submitted against the DOE, or any additional incurred claims or costs, which could have a material adverse effect on the Company’s results of operations.
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
The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$—	$4.0
Receivables and contract assets	—	73.2
Current assets held for sale	$—	$77.2

Investment in unconsolidated joint venture	$18.9	$—
Property and equipment, net	$—	$16.7
Other	0.1	1.2
Write-down of assets to fair value less cost to sell	—	(17.9)
Non-current assets held for sale	$19.0	$—

Accounts payable and accrued expenses	$—	$35.6
Current liabilities held for sale	$—	$35.6
Long-term liabilities held for sale	$—	$—
The following table represents summarized income statement information of discontinued operations (in millions):

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
Revenue	$97.6	$178.2	$212.8
Cost of revenue	101.4	181.1	223.2
Gross loss	(3.8)	(2.9)	(10.4)
Equity in losses of joint ventures	(10.1)	(3.4)	(2.9)
Loss on disposal activities	(83.8)	(97.1)	(50.6)
Transaction costs	—	(0.2)	(0.2)
Loss from operations	(97.7)	(103.6)	(64.1)
Other expense	(0.3)	(1.5)	(1.0)
Loss before taxes	(98.0)	(105.1)	(65.1)
Income tax benefit	(22.6)	(0.1)	(7.9)
Net loss from discontinued operations	$(75.4)	$(105.0)	$(57.2)
The significant components included in the Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
Payments for capital expenditures	$—	$(2.5)	$(6.2)
Noncash increase in noncurrent assets held for sale due to deconsolidation of a joint venture	$41.6	$—	$—
Noncash decrease in noncontrolling interest due to deconsolidation of a joint venture	$(13.8)	$—	$—
The Company also recorded a $12.7 million non-cash gain in discontinued operations in fiscal 2024.
The Company completed two business acquisitions during the year ended September 30, 2025 for total consideration of $375.9 million, which included stock consideration of $146.4 million. Neither of these two acquisitions met the quantitative thresholds to require separate disclosure. The Company acquired these businesses to expand its competitive advantage and compound strengths to achieve its long-term profitability targets. The Company preliminarily estimates the amount of identifiable assets acquired based on the facts and circumstances available at the time of acquisition. The Company determines the final value of the identifiable intangible assets as soon as information is available, but not more than 12 months from the date of acquisition. The initial accounting for these acquisitions is not complete as of September 30, 2025 as the Company continues to assess the value of the acquired intellectual property intangible asset.
The changes in the carrying value of goodwill by reportable segment for the year ended September 30, 2025 were as follows:

	September 30, 2024	Foreign Exchange Impact	Acquired	September 30, 2025

	(in millions)
Americas	$2,625.7	$(5.4)	$150.1	$2,770.4
International	854.5	0.4	75.3	930.2
Total	$3,480.2	$(5.0)	$225.4	$3,700.6
The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of September 30, 2025 and 2024, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	September 30, 2025			September 30, 2024
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period

	(in millions)						(years)
Backlog and Customer relationships	$7.4	$(2.5)	$4.9	$671.7	$(664.8)	$6.9	1 - 11
Intellectual property	178.4	—	178.4	—	—	—	5
Total	$185.8	$(2.5)	$183.3	$671.7	$(664.8)	$6.9
Amortization expense of acquired intangible assets included within cost of revenue was $1.5 million and $18.8 million for the years ended September 30, 2025 and 2024, respectively. The following table presents estimated amortization expense of existing intangible assets for the succeeding years:

Fiscal Year	(in millions)
2026	$37.2
2027	37.2
2028	37.2
2029	36.0
2030	35.7
Total	$183.3
4.           Revenue Recognition
The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred, which it believes to be the best measure of progress towards completion of the performance obligation. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These pass-through revenues for the years ended September 30, 2025, 2024 and 2023 were $8.6 billion, $8.9 billion and $7.7 billion, respectively.
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
Disaggregated Revenue
The following tables present the Company’s revenues disaggregated by revenue sources:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023

	(in millions)
Cost reimbursable	$6,196.1	$6,361.4	$6,128.8
Guaranteed maximum price	5,960.7	6,030.0	4,887.7
Fixed price	3,982.8	3,714.1	3,362.0
Total revenue	$16,139.6	$16,105.5	$14,378.5

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023

	(in millions)
Americas	$12,526.4	$12,487.0	$10,976.4
Europe, Middle East, India, Africa	2,153.3	2,141.5	1,937.3
Asia-Australia-Pacific	1,459.9	1,477.0	1,464.8
Total revenue	$16,139.6	$16,105.5	$14,378.5
Remaining Unsatisfied Performance Obligations
As of September 30, 2025, the Company had allocated $19.7 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 57% is expected to be satisfied within the next twelve months. The majority of remaining performance obligation after the first 12 months are expected to be recognized over a two-year period.
Contract liabilities represent billings as of the balance sheet date, as allowed under the terms of a contract, but not yet recognized as contract revenue pursuant to the Company’s revenue recognition policy. The Company recognized revenue of $918.9 million and $801.0 million during the years ended September 30, 2025 and 2024, respectively, that was included in contract liabilities as of September 30, 2024 and 2023, respectively.
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
Net accounts receivable consisted of the following:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024

	(in millions)
Billed	$1,934.3	$2,184.9
Contract retentions	647.6	696.3
Total accounts receivable—gross	2,581.9	2,881.2
Allowance for doubtful accounts and credit losses	(84.8)	(87.9)
Total accounts receivable—net	$2,497.1	$2,793.3
Substantially all contract assets as of September 30, 2025 and September 30, 2024 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $400 million and $180 million as of September 30, 2025 and 2024, respectively. The asset related to the Deactivation, Demolition, and Removal Project retained from the MS Purchaser as defined and and discussed in Note 3 is presented in other non-current assets from continuing operations in the Consolidated Balance Sheet. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client but nonetheless represent an unconditional right to cash.
The Company considers a broad range of information to estimate expected credit losses including the related ages of past due balances, projections of credit losses based on historical trends, and collection history and credit quality of its clients. Negative macroeconomic trends or delays in payment of outstanding receivables could result in an increase in the estimated credit losses.
No single client accounted for more than 10% of the Company’s outstanding receivables at September 30, 2025 and 2024.
The Company sold trade receivables to financial institutions, of which $268.2 million and $319.5 million were outstanding as of September 30, 2025 and 2024, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.
5.           Property and Equipment
Property and equipment, at cost, consists of the following:

	Fiscal Year Ended		Useful Lives (years)
	September 30, 2025	September 30, 2024

	(in millions)
Building and land	$10.5	$10.1	10	-	45
Leasehold improvements	275.0	299.3	1	-	20
Computer systems and equipment	770.4	659.6	3	-	12
Furniture and fixtures	85.7	92.2	3	-	10
Total	1,141.6	1,061.2
Accumulated depreciation and amortization	(725.4)	(706.8)
Property and equipment, net	$416.2	$354.4
Depreciation expense for the fiscal years ended September 30, 2025, 2024 and 2023 was $166.3 million, $152.3 million, and $152.3 million, respectively. Depreciation is calculated using primarily the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining term of the lease or its estimated useful life.
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
Contractually required support provided to the Company’s joint ventures is further discussed in Note 18.
Summary of financial information of the consolidated joint ventures was as follows:

	September 30, 2025	September 30, 2024

	(in millions)
Current assets	$699.0	$836.9
Non-current assets	84.4	83.1
Total assets	$783.4	$920.0

Current liabilities	$591.4	$763.6
Non-current liabilities	5.7	1.5
Total liabilities	597.1	765.1
Total AECOM deficit	(15.9)	(17.2)
Noncontrolling interests	202.2	172.1
Total owners’ equity	186.3	154.9
Total liabilities and owners’ equity	$783.4	$920.0
Total revenue of the consolidated joint ventures was $1,698.4 million, $2,242.8 million, and $1,984.3 million for the years ended September 30, 2025, 2024 and 2023, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.
Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, was as follows:

	September 30, 2025	September 30, 2024

	(in millions)
Current assets	$1,537.7	$1,379.0
Non-current assets	708.0	799.9
Total assets	$2,245.7	$2,178.9

Current liabilities	$1,107.8	$976.3
Non-current liabilities	92.4	114.8
Total liabilities	1,200.2	1,091.1
Joint ventures’ equity	1,045.5	1,087.8
Total liabilities and joint ventures’ equity	$2,245.7	$2,178.9

AECOM’s investment in joint ventures	$138.1	$138.1

	Twelve Months Ended
	September 30, 2025	September 30, 2024

	(in millions)
Revenue	$2,887.6	$2,145.8
Cost of revenue	2,822.5	1,972.1
Gross profit	$65.1	$173.7
Net income	$67.1	$168.6
Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023

	(in millions)
Pass-through joint ventures	$27.6	$29.0	$24.5
Other joint ventures	(0.6)	(26.9)	(303.9)
Total	$27.0	$2.1	$(279.4)
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

	Fiscal Year Ended
	September 30, 2025		September 30, 2024		September 30, 2023
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$186.9	$860.4	$181.2	$756.2	$198.1	$791.2
Service cost	—	0.2	—	0.2	—	0.3
Participant contributions	0.1	0.2	0.1	0.3	0.1	0.2
Interest cost	7.9	40.1	9.7	43.7	9.8	47.7
Benefits and expenses paid	(17.1)	(46.2)	(17.6)	(47.7)	(17.2)	(42.2)
Actuarial loss (gain)	(0.2)	(69.8)	13.5	37.0	(8.8)	(112.5)
Plan settlements	(0.7)	—	—	(3.2)	(1.5)	(1.5)
Transfers in	—	—	—	—	0.7	—
Foreign currency translation loss	—	4.4	—	73.9	—	73.0
Benefit obligation at end of year	$176.9	$789.3	$186.9	$860.4	$181.2	$756.2

	Fiscal Year Ended
	September 30, 2025		September 30, 2024		September 30, 2023
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$109.0	$804.3	$98.8	$673.3	$101.4	$683.5
Actual return on plan assets	3.0	(15.1)	15.8	89.0	7.8	(54.2)
Employer contributions	10.6	23.7	11.9	25.1	8.2	24.8
Participant contributions	0.1	0.2	0.1	0.3	0.1	0.2
Benefits and expenses paid	(17.1)	(46.2)	(17.6)	(47.7)	(17.2)	(42.2)
Plan settlements	(0.7)	—	—	(3.2)	(1.5)	(1.5)
Foreign currency translation gain	—	5.0	—	67.5	—	62.7
Fair value of plan assets at end of year	$104.9	$771.9	$109.0	$804.3	$98.8	$673.3

	Fiscal Year Ended
	September 30, 2025		September 30, 2024		September 30, 2023
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Reconciliation of funded status:
Funded status at end of year	$(72.0)	$(17.4)	$(77.9)	$(56.1)	$(82.4)	$(82.9)
Contribution made after measurement date	N/A	N/A	N/A	N/A	N/A	N/A
Net amount recognized at end of year	$(72.0)	$(17.4)	$(77.9)	$(56.1)	$(82.4)	$(82.9)
The following table sets forth the amounts recognized in the consolidated balance sheets as of September 30, 2025, 2024 and 2023:

	Fiscal Year Ended
	September 30, 2025		September 30, 2024		September 30, 2023
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Amounts recognized in the consolidated balance sheets:
Other non-current assets	$—	$52.3	$—	$46.6	$—	$38.7
Accrued expenses and other current liabilities	(8.5)	—	(8.3)	—	(8.4)	—
Pension benefit obligations	(63.5)	(69.7)	(69.6)	(102.7)	(74.0)	(121.6)
Net amount recognized in the balance sheet	$(72.0)	$(17.4)	$(77.9)	$(56.1)	$(82.4)	$(82.9)
The following table details the reconciliation of amounts in the consolidated statements of stockholders’ equity for the fiscal years ended September 30, 2025, 2024 and 2023:

	Fiscal Year Ended
	September 30, 2025		September 30, 2024		September 30, 2023
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Reconciliation of amounts in consolidated statements of stockholders’ equity:
Prior service cost	$(0.1)	$(1.2)	$(0.1)	$(1.3)	$(0.1)	$(1.2)
Net loss	(75.4)	(235.5)	(77.6)	(234.9)	(77.5)	(207.1)
Total recognized in accumulated other comprehensive loss	$(75.5)	$(236.7)	$(77.7)	$(236.2)	$(77.6)	$(208.3)
The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for fiscal years ended September 30, 2025, 2024 and 2023:

	Fiscal Year Ended
	September 30, 2025		September 30, 2024		September 30, 2023
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.2	$—	$0.2	$—	$0.3
Interest cost on projected benefit obligation	7.9	40.1	9.7	43.7	9.8	47.7
Expected return on plan assets	(4.8)	(52.2)	(5.5)	(57.4)	(5.8)	(60.8)
Amortization of prior service costs	—	0.1	—	0.1	—	0.1
Amortization of net loss (gain)	3.7	(1.3)	3.1	(2.3)	3.5	(0.6)
Settlement loss (gain) recognized	0.1	—	—	0.1	(0.1)	0.2
Net periodic benefit cost (credit)	$6.9	$(13.1)	$7.3	$(15.6)	$7.4	$(13.1)
The amount of applicable deferred income taxes included in other comprehensive income arising from a change in net prior service cost and net gain/loss was $1.1 million, $2.1 million, and $3.1 million in the years ended September 30, 2025, 2024 and 2023, respectively.
Amounts included in accumulated other comprehensive loss as of September 30, 2025 that are expected to be recognized as components of net periodic benefit cost during fiscal 2026 are (in millions):

	U.S.	Int’l
Amortization of prior service cost	$—	$(0.1)
Amortization of net actuarial (losses) gain	(3.8)	0.6
Total	$(3.8)	$0.5
The table below provides additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets.

	Fiscal Year Ended
	September 30, 2025		September 30, 2024		September 30, 2023
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Projected benefit obligation	$165.8	$395.6	$175.1	$649.8	$168.8	$628.1
Accumulated benefit obligation	$165.8	$395.6	$175.1	$649.8	$168.8	$628.1
Fair value of plan assets	$104.9	$325.9	$109.0	$547.1	$98.8	$506.5

Funding requirements for each pension plan are determined based on the local laws of the country where such pension plan resides. In certain countries, the funding requirements are mandatory while in other countries, they are discretionary. The Company currently intends to contribute $25.0 million to the international plans in fiscal 2026. The required minimum contributions for U.S. plans are not significant. In addition, the Company may make discretionary contributions. The Company currently intends to contribute $10.8 million to U.S. plans in fiscal 2026.
The table below provides the expected future benefit payments, in millions:

Year Ending September 30,	U.S.	Int’l
2026	$26.8	$52.2
2027	18.3	51.3
2028	17.6	52.9
2029	16.6	54.8
2030	15.7	56.0
2031-2035	66.0	297.5
Total	$161.0	$564.7
The underlying assumptions for the pension plans are as follows:

	Fiscal Year Ended
	September 30, 2025		September 30, 2024		September 30, 2023
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l

	(in millions)
Weighted-average assumptions to determine benefit obligation:
Discount rate	5.01%	5.83%	4.73%	5.04%	5.76%	5.65%
Salary increase rate	N/A	2.81%	N/A	2.91%	N/A	3.06%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	4.73%	5.04%	5.76%	5.65%	5.40%	5.27%
Salary increase rate	N/A	2.91%	N/A	3.06%	N/A	3.48%
Expected long-term rate of return on plan assets	6.25%	5.51%	6.90%	5.74%	7.00%	6.04%
Pension costs are determined using the assumptions as of the beginning of the plan year. The funded status is determined using the assumptions as of the end of the plan year.
The following table summarizes the Company’s target allocation for 2025 and pension plan asset allocation, both U.S. and International, as of September 30, 2025 and 2024:

			Percentage of Plan Assets as of September 30,
	Target Allocations		2025		2024
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Asset Category:
Equities	18%	25%	19%	24%	24%	25%
Debt	78	65	74	64	67	64
Cash	—	3	2	2	4	2
Diversified and other	4	7	5	10	5	9
Total	100%	100%	100%	100%	100%	100%

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
To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the diversification of the portfolio. This resulted in the selection of a 6.25% and 5.51% weighted-average long-term rate of return on assets assumption for the fiscal year ended September 30, 2025 for U.S. and non-U.S. plans, respectively.
As of September 30, 2025, the fair values of the Company’s pension plan assets by major asset categories were as follows:

		Fair Value Measurement as of September 30, 2025
	Total Carrying Value as of September 30, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments measured at NAV

	(in millions)
Cash and cash equivalents	$20.5	$20.5	$—	$—	$—
Debt securities	361.4	361.4	—	—	—
Investment funds:
Diversified and equity funds	272.5	71.5	14.1	—	186.9
Fixed income funds	220.5	22.7	4.4	—	193.4
Absolute return fund	5.1	—	—	—	5.1
Derivative instruments and other	(3.2)	9.9	(13.1)	—	—
Total	$876.8	$486.0	$5.4	$—	$385.4
As of September 30, 2024, the fair values of the Company’s pension plan assets by major asset categories were as follows:

		Fair Value Measurement as of September 30, 2024
	Total Carrying Value as of September 30, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Investments measured at NAV

	(in millions)
Cash and cash equivalents	$22.1	$22.1	$—	$—	$—
Debt securities	391.5	391.5	—	—	—
Investment funds:
Diversified and equity funds	286.7	48.5	13.5	—	224.7
Fixed income funds	213.9	17.3	4.1	—	192.5
Absolute return fund	5.9	—	—	—	5.9
Derivative instruments and other	(6.8)	8.2	(15.0)	—	—
Total	$913.3	$487.6	$2.6	$—	$423.1
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
Multiemployer Pension Plans
The Company participates in construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. The Company’s aggregate contributions to these multiemployer plans were $2.7 million and $2.5 million for the years ended September 30, 2025 and 2024, respectively. At September 30, 2025 and 2024, none of the plans in which the Company participates are individually significant to its consolidated financial statements.
8. Debt
Debt consisted of the following:

	September 30, 2025	September 30, 2024

	(in millions)
Credit Agreement	$1,439.9	$1,446.6
2027 Senior Notes	—	997.3
2033 Senior Notes	1,200.0	—
Other debt	103.8	95.9
Total debt	2,743.7	2,539.8
Less: Current portion of debt and short-term borrowings	(66.3)	(66.9)
Less: Unamortized debt issuance costs	(30.2)	(22.6)
Long-term debt	$2,647.2	$2,450.3
The following table presents, in millions, scheduled maturities of the Company’s debt as of September 30, 2025:

Fiscal Year
2026	$66.3
2027	31.2
2028	22.1
2029	761.3
2030	6.8
Thereafter	1,856.0
Total	$2,743.7
Credit Agreement

On April 19, 2024, the Company entered into Amendment No. 14 to Syndicated Facility Agreement (as amended, modified or otherwise supplemented, the “Credit Agreement”), pursuant to which the Company obtained a new $$1,500,000,000 revolving credit facility (the “New Revolving Credit Facility”), a new $750,000,000 term loan A facility (the “New Term A Facility” and, together with the New Revolving Credit Facility, the “New Pro Rata Facilities”) and a new $700,000,000 term loan B facility (the “New Term B Facility” and, together with the New Pro Rata Facilities, the “New Credit Facilities”). The New Revolving Credit Facility and the New Term A Facility mature on April 19, 2029. The New Term B Facility matures on April 19, 2031. The New Term A Facility and the New Term B Facility were borrowed in full on April 19, 2024 in U.S. dollars. Loans under the New Revolving Credit Facility may be borrowed, and letters of credit thereunder may be issued, in U.S. dollars or in certain foreign currencies. The New Credit Facilities replace in full the Company’s then-existing revolving credit facility, term loan A facility and term loan B facility, and borrowings under the New Credit Facilities were used to refinance in full the Company’s existing credit facilities and for general corporate purposes. The Credit Agreement permits the Company to designate certain of its subsidiaries as additional co-borrowers from time to time. Currently, there are no co-borrowers under the New Credit Facilities. On October 29, 2024, the Company entered into Amendment No. 15 to Syndicated Facility Agreement, pursuant to which the Company reduced the interest rate spread applicable to its New Term B Facility.
Borrowings under (a) the New Revolving Credit Facility (in U.S. dollars) and the New Term A Facility bear interest at a rate per annum equal to, at the Company’s option, (i) a Term SOFR rate (with a 0% floor and SOFR adjustment of 0.10%) or (ii) a base rate (with a 0% floor), in each case, as of September 30, 2025, plus an applicable margin of 1.225% in the case of the Term SOFR rate and 0.225% in the case of the base rate, and (b) the New Revolving Credit Facility in currencies other than U.S. dollars bear interest at a rate per annum equal to the applicable reference rate for such currency (including any related adjustments), plus an applicable margin of 1.225%. The applicable margin is subject, in each case, to adjustment based on the Company’s consolidated leverage ratio from time to time.
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
The Credit Agreement contains customary negative covenants that include, among other things, limitations on the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets and transact with affiliates. The Company is also required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenant”). The Financial Covenant does not apply to the New Term B Facility. As of September 30, 2025, the Company was in compliance with the covenants of the Credit Agreement.
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
At September 30, 2025 and September 30, 2024, letters of credit totaled $4.4 million and $4.4 million, respectively, under the Company’s New Revolving Credit Facility. As of September 30, 2025 and September 30, 2024, the Company had $1,495.6 million and $1,495.6 million, respectively, available under its New Revolving Credit Facility.
2027 Senior Notes
On February 21, 2017, the Company completed a private placement offering of $1,000,000,000 aggregate principal amount of its unsecured 5.125% Senior Notes due 2027 (the “2027 Senior Notes”). On June 30, 2017, the

Company completed an exchange offer to exchange the unregistered 2027 Senior Notes for registered notes, as well as related guarantees. In July 2025, the Company used a portion of the proceeds of the 2033 Senior Notes (defined below) to purchase $732,914,000 in principal amount of the 2027 Senior Notes that were validly tendered and not validly withdrawn at or prior to the expiration date of the tender offer for the 2027 Senior Notes. In August 2025, the Company redeemed the remaining 2027 Senior Notes with a portion of the proceeds of the 2033 Senior Notes. The purchase and redemption included an aggregate make-whole payment of $9.1 million.
2033 Senior Notes
On July 22, 2025, the Company completed an offering of $1,200,000,000 aggregate principal amount of its 6.000% Senior Notes due 2033 (the “2033 Senior Notes”). As of September 30, 2025, the estimated fair value of the 2033 Senior Notes was approximately $1,227.0 million. The fair value of the 2033 Senior Notes as of September 30, 2025 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2033 Senior Notes.
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

Percentage
2028	103.000%
2029	101.500%
2030 and thereafter	100.000%
The indenture pursuant to which the 2033 Senior Notes were issued contained customary events of default, including, among other things, payment default, failure to provide certain notices thereunder and certain provisions related to bankruptcy events. The indenture also contained customary negative covenants.
Other Debt and Other Items
Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2025 and September 30, 2024, these outstanding standby letters of credit totaled $899.4 million and $934.5 million, respectively. As of September 30, 2025, the Company had $367.4 million available under these unsecured credit facilities.
Effective Interest Rate
The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap and interest rate cap agreements, during the years ended September 30, 2025, 2024 and 2023 was 5.1%, 5.6% and 5.3%, respectively.
Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the years ended September 30, 2025, 2024 and 2023 of $7.4 million, $7.6 million and $4.9 million, respectively.
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
The Company recognizes derivative instruments as either assets or liabilities on the accompanying consolidated balance sheets at fair value. The Company records changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as accounting hedges in the accompanying consolidated statements of operations as interest expense or to accumulated other comprehensive loss in the accompanying consolidated balance sheets.
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

September 30, 2025
Notional Amount Currency	Notional Amount (in millions)	Fixed Rate	Effective Date	Expiration Date
USD	400.0	1.283%	February 2023	March 2028

September 30, 2024
Notional Amount Currency	Notional Amount (in millions)	Fixed Rate	Effective Date	Expiration Date
USD	400.0	1.283%	February 2023	March 2028
In the fourth quarter of fiscal 2021, the Company entered into interest rate swap agreements with a notional value of $400.0 million to manage the interest rate exposure of its variable rate loans. The swaps became effective February 2023 and terminate in March 2028. By entering into the swap agreements, the Company converted a portion of the SOFR rate-based liability into a fixed-rate liability. The Company will pay a fixed rate of 1.283% and receive payment at the prevailing one-month SOFR.
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
See Note 17 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the years ended September 30, 2025, 2024 and 2023. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.
Other Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the years ended September 30, 2025, 2024 and 2023.
Fair Value Measurements

The fair values of the interest rate swap and interest rate cap agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as SOFR rate curves, futures, volatilities and basis spreads (when applicable).
As discussed in Note 3, the Company received an equity investment in the civil infrastructure construction business buyer and concurrently participated as a member of a lending group in a revolving credit facility. The Company elected the fair value option for its equity investment due to the availability of quoted prices of identical assets. The fair value option was also elected for the credit facility investment. Changes in fair value of both investments are classified within other income on the consolidated statements of operations. The Company records interest income at the stated coupon rate of the credit facility and classifies it within interest income on the consolidated statement of operations. Fair value for the equity investment is determined using Level 1 inputs, and fair value of the credit facility investment is determined using Level 3 inputs, such as estimated cash flows and estimated discount rates. The Company recorded a gain of $2.5 million and $7.2 million in other income during the years ended September 30, 2025 and September 30, 2024, respectively, representing the increase in fair value of these investments.
In the fourth quarter of fiscal 2025, the Company issued contingent consideration in connection with the acquisition of a business, with a maximum value of $17.7 million. The contingent consideration is a liability that is measured at fair value with changes in fair value reported through earnings. The contingent consideration is measured using Level 2 inputs, such as quoted market prices and volatilities.
Below are the Company’s non-pension financial assets and liabilities recorded at fair value on a recurring basis within the ASC 820-10 fair value hierarchy:

	As of September 30, 2025
	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

	(in millions)
Interest rate contracts	Other current assets	$—	$9.0	$—	$9.0
Interest rate contracts	Other non-current assets	—	10.0	—	10.0
Interest rate contracts	Other current liabilities	—	(1.8)	—	(1.8)
Interest rate contracts	Other long-term liabilities	—	(2.8)	—	(2.8)
Credit facility investment	Other non-current assets	—	—	17.4	17.4
Contingent Consideration	Other long-term liabilities	—	(7.5)	—	(7.5)
Equity investment	Other non-current assets	21.9	—	—	21.9
Total net assets at fair value		$21.9	$6.9	$17.4	$46.2

	As of September 30, 2024
	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

	(in millions)
Interest rate contracts	Other current assets	$—	$9.2	$—	$9.2
Interest rate contracts	Other non-current assets	—	16.5	—	16.5
Interest rate contracts	Other current liabilities	—	(0.9)	—	(0.9)
Interest rate contracts	Other long-term liabilities	—	(3.6)	—	(3.6)
Credit facility investment	Other non-current assets	—	—	21.9	21.9
Equity investment	Other non-current assets	19.4	—	—	19.4
Total net assets at fair value		$19.4	$21.2	$21.9	$62.5

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 investment assets:

	Year-ended September 30, 2025
	Beginning Balance	Investment Gains/(Losses)	Interest Earned	Loans	Collections	Ending Balance

	(in millions)
Credit facility investment including accrued interest	$21.9	0.1	1.1	19.0	(24.7)	$17.4

	Year-ended September 30, 2024
	Beginning Balance	Investment Gains/(Losses)	Interest Earned	Loans	Collections	Ending Balance
	(in millions)
Credit facility investment including accrued interest	$—	0.5	0.5	32.5	(11.6)	$21.9
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
The components of lease expenses are as follows:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023

	(in millions)
Operating lease cost	$147.4	$149.1	$164.0
Finance lease cost:
Amortization of right-of-use assets	33.9	28.4	23.1
Interest on lease liabilities	3.7	2.9	2.6
Variable lease cost	32.0	34.6	34.1
Total lease cost	$217.0	$215.0	$223.8
Additional balance sheet information related to leases is as follows:

(in millions except as noted)	Balance Sheet Classification	September 30, 2025	September 30, 2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$463.5	$432.2
Finance lease assets	Property and equipment – net	74.4	62.1
Total lease assets		$537.9	$494.3

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$132.4	$135.1
Finance lease liabilities	Current portion of long-term debt	31.9	25.5
Total current lease liabilities		164.3	160.6
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	516.0	510.6
Finance lease liabilities	Long-term debt	44.3	35.7
Total non-current lease liabilities		$560.3	$546.3

	As of
	September 30, 2025	September 30, 2024	September 30, 2023
Weighted average remaining lease term (in years):
Operating leases	6.1	6.2	6.4
Finance leases	2.7	2.6	2.9
Weighted average discount rates:
Operating leases	5.2%	5.1%	4.3%
Finance leases	4.8%	4.4%	4.1%
Additional cash flow information related to leases is as follows:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$172.6	$184.9	$188.3
Operating cash flows from finance leases	3.7	3.0	2.5
Financing cash flows from finance leases	32.4	28.9	23.7
Right-of-use assets obtained in exchange for new operating leases	130.9	90.1	96.6
Right-of-use assets obtained in exchange for new finance leases	47.2	26.6	37.5
Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases

Fiscal Year	(in millions)
2026	$163.6	$35.0
2027	135.7	26.1
2028	118.1	16.0
2029	97.9	4.6
2030	75.4	—
Thereafter	173.3	—
Total lease payments	$764.0	$81.7
Less: Amounts representing interest	$(115.6)	$(5.5)
Total lease liabilities	$648.4	$76.2
12.         Stockholders’ Equity
Common Stock Units—Common stock units are only redeemable for common stock. In the event of liquidation of the Company, holders of stock units are entitled to no greater rights than holders of common stock. See also Note 13.
13.         Share-Based Payments
Defined Contribution Plans—Substantially all permanent domestic employees are eligible to participate in defined contribution plans provided by the Company. Under these plans, participants may make contributions into a variety of funds, including a fund that is fully invested in Company stock. Employees are not required to allocate any funds to Company stock; however, the Company does provide an annual Company match in AECOM shares. Employees may generally reallocate their account balances on a daily basis; however, employees classified as insiders are restricted under the Company’s insider trading policy. Compensation expense for the employer contributions related to AECOM stock issued under defined contribution plans during fiscal years ended September 30, 2025, 2024 and 2023 was $26.0 million, $24.7 million, and $23.1 million, respectively.
Stock Incentive Plans—Under the 2020 Stock Incentive Plan, the Company has up to 11.3 million securities remaining available for future issuance as of September 30, 2025. Stock options may be granted to employees and non-employee directors with an exercise price not less than the fair market value of the stock on the date of grant. Unexercised options expire seven years after date of grant.
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
Restricted stock unit and PEP unit activity for the year ended September 30 was as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value	PEP Units	Weighted Average Grant-Date Fair Value

	(in millions)		(in millions)
Outstanding at September 30, 2022	1.0	$53.05	0.7	$60.60
Granted	0.3	$83.64	0.2	$94.64
PEP units earned (unearned)	—	$—	0.2	$43.19
Vested	(0.4)	$44.35	(0.4)	$43.19
Cancelled	(0.1)	$62.09	—	$71.71
Outstanding at September 30, 2023	0.8	$68.34	0.7	$75.54
Granted	0.3	$92.30	0.2	$104.66
PEP units earned (unearned)	—	$—	0.2	$52.50
Vested	(0.3)	$50.14	(0.4)	$52.50
Cancelled	0.0	$77.32	—	$89.76
Outstanding at September 30, 2024	0.8	$83.96	0.7	$95.38
Granted	0.2	$110.65	0.2	$129.28
PEP units earned (unearned)	—	$—	0.1	$85.46
Vested	(0.2)	$75.72	(0.3)	$85.46
Cancelled	(0.1)	$95.85	(0.1)	$109.53
Outstanding at September 30, 2025	0.7	$95.64	0.6	$109.74
Total compensation expense related to these share-based payments including stock options was $61.4 million, $61.5 million, and $45.9 million during the years ended September 30, 2025, 2024 and 2023, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of September 30, 2025 and 2024 was $106.7 million and $68.7 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.
14.         Income Taxes
Income before income taxes included income from domestic operations of $392.7 million, $233.0 million, and loss of $129.2 million for fiscal years ended September 30, 2025, 2024 and 2023 and income from foreign operations of $522.9 million, $485.2 million, and $342.6 million for fiscal years ended September 30, 2025, 2024 and 2023.
Income tax expense was comprised of:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023

	(in millions)
Current:
Federal	$88.9	$15.1	$67.7
State	26.4	(78.6)	71.9
Foreign	56.1	63.5	52.8
Total current income tax expense	171.4	—	192.4
Deferred:
Federal	7.7	45.2	(71.8)
State	(6.5)	68.1	(84.3)
Foreign	31.4	39.6	19.8
Total deferred income tax expense (benefit)	32.6	152.9	(136.3)
Total income tax expense	$204.0	$152.9	$56.1
The major elements contributing to the difference between the U.S. federal statutory rate of 21% for fiscal years ended September 30, 2025, 2024 and 2023 and the effective tax rate are as follows:

	Fiscal Year Ended
	September 30, 2025		September 30, 2024		September 30, 2023
	Amount	%	Amount	%	Amount	%

	(in millions)
Tax at federal statutory rate	$192.3	21.0%	$150.8	21.0%	$44.8	21.0%
State income tax, net of federal benefit	16.1	1.8	(8.5)	(1.2)	(7.1)	(3.3)
Change in uncertain tax positions	46.7	5.1	18.6	2.6	9.4	4.4
Foreign residual income	41.9	4.6	43.8	6.1	59.4	27.8
Nondeductible costs	16.6	1.8	20.6	2.9	10.7	5.0
Tax rate changes	2.3	0.3	1.2	0.2	(3.2)	(1.5)
Audit settlement	1.4	0.1	0.5	0.1	1.9	0.9
Income tax credits and incentives	(59.5)	(6.5)	(63.5)	(8.8)	(68.2)	(31.9)
Legal entity restructuring	(20.1)	(2.2)	—	—	—	—
Exclusion of tax on non-controlling interests	(15.6)	(1.7)	(12.5)	(1.7)	(9.4)	(4.4)
Valuation allowance	(11.8)	(1.3)	(12.6)	(1.8)	16.6	7.8
Tax exempt income	(2.1)	(0.2)	(2.5)	(0.4)	(3.3)	(1.5)
Foreign tax rate differential	(1.1)	(0.1)	(2.8)	(0.4)	0.2	0.1
Return to provision	(0.5)	(0.1)	(3.7)	(0.5)	(0.5)	(0.2)
ACAP investment sale	—	—	20.2	2.8	—	—
Other items, net	(2.6)	(0.3)	3.3	0.4	4.8	2.1
Total income tax expense	$204.0	22.3%	$152.9	21.3%	$56.1	26.3%
During fiscal 2025, the Company recorded a reserve of $47.0 million related to uncertain tax positions associated with federal and state tax credits claimed for years subject to examination by the tax authorities. The reserve reflects the Company’s assessment that it is more likely than not that a portion of the credits may not be sustained under examination based on recent discussions and developments related to our ongoing audits.

During fiscal 2025, the Company recognized deferred tax assets of $20.1 million related to legal entity restructuring. The restructuring resulted in the recognition of deferred tax assets related to tax attributes that are expected to be utilized against future taxable income.

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
The Company is currently under tax audit in several jurisdictions including the U.S. where its federal income tax returns for fiscal 2017 through 2020 are being examined by the IRS. Disputes can arise with tax authorities involving issues related to the timing of deductions, the calculation and use of credits, and the taxation of income in various tax jurisdictions because of differing interpretations or application of tax laws, regulations, and relevant facts. The IRS is currently auditing certain tax credits and the methodology for calculating the credits. We will continue to monitor developments related to the examination and will adjust the reserve as necessary based on changes in facts and circumstances, including the resolution of the audit.

Generally, the Company would reverse its valuation allowance in a particular tax jurisdiction if the positive evidence examined, such as projected and sustainable earnings or a tax-planning strategy that allows for the usage of the deferred tax asset, is sufficient to overcome significant negative evidence, such as large net operating loss carryforwards or a cumulative history of losses in recent years. In the United States, the valued deferred tax assets have a restricted life or use under relevant tax law. In addition, the Company is continually investigating tax planning strategies that, if prudent and feasible, may be implemented to realize a deferred tax asset that would otherwise expire unutilized. The identification and internal/external approval (as relevant) of such a prudent and feasible tax planning strategy could cause a reduction in the valuation allowance.
The deferred tax assets (liabilities) are as follows:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024

	(in millions)
Deferred tax assets:
Compensation and benefit accruals not currently deductible	$81.8	$85.4
Net operating loss carryforwards	99.2	107.5
Self-insurance reserves	66.6	38.3
Research and experimentation and other tax credits	34.3	67.1
Pension liability	23.5	34.9
Accrued liabilities	263.3	265.7
Capital loss carryforward	13.0	49.5
Partnership investment	15.5	22.3
Other	12.2	8.2
Total deferred tax assets	609.4	678.9
Deferred tax liabilities:
Unearned revenue	(31.0)	(4.1)
Depreciation and amortization	(58.9)	(83.7)
Acquired intangible assets	(39.6)	—
Investment in subsidiaries	(9.8)	(9.9)
Right of use assets	(82.4)	(85.2)
Contingent consideration	—	(30.5)
Other	(3.3)	(5.4)
Total deferred tax liabilities	(225.0)	(218.8)
Valuation allowance	(157.1)	(160.9)
Net deferred tax assets	$227.3	$299.2
As of September 30, 2025, and 2024, the Company has available unused federal, foreign and state net operating loss (NOL) carryforwards of $700.7 million and $744.6 million, respectively, which expire at various dates over the next several years and capital loss carryforwards of $51.7 million and $181.2 million, respectively, which expire over the next five years; some foreign NOL carryforwards never expire. In addition, as of September 30, 2025, the Company has unused state and foreign research and development credits of $30.5 million and $0.2 million, respectively, and other credits of $3.7 million which expire at various dates over the next several years.
As of September 30, 2025, and 2024, gross deferred tax assets were $609.4 million and $678.9 million, respectively. The Company has recorded a valuation allowance of $157.1 million and $160.9 million as of September 30, 2025 and 2024, respectively, primarily related to foreign and state net operating loss carryforwards, capital loss carryforwards, tax credits and other deferred tax assets. The Company has performed an assessment of positive and negative evidence, including the nature, frequency, and severity of cumulative financial reporting losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant carryforward periods, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset that would otherwise expire. Although realization is not assured, based on the Company’s assessment, the Company has concluded that it is more likely than not that the remaining gross deferred tax asset (exclusive of deferred tax liabilities) of $452.3 million will be realized and, as such, no additional valuation allowance has been provided. The net decrease in the valuation allowance of $3.8 million is primarily attributable to a decrease in valuation allowances of $5.6 million related to the capital losses, and an increase in valuation allowances on foreign net operating losses and currency translation adjustments of $1.9 million.
Generally, the Company does not provide for U.S. taxes or foreign withholding taxes on gross book-tax differences in its non-U.S. subsidiaries because such basis differences of approximately $1.1 billion are able to and intended to be reinvested indefinitely. If these basis differences were distributed, foreign tax credits could become available under current law to partially or fully reduce the resulting U.S. income tax liability. There may also be additional U.S. or foreign income tax liability upon repatriation, although the calculation of such additional taxes is not practicable.
As of September 30, 2025, and 2024, the Company had a liability for unrecognized tax benefits, including potential interest and penalties, net of related tax benefit, totaling $144.1 million and $97.9 million, respectively. The gross unrecognized tax benefits as of September 30, 2025 and 2024 were $129.6 million and $81.3 million, respectively, excluding interest, penalties, and related tax benefit. Of the $129.6 million, approximately $125.4 million would be included in the effective tax rate if recognized. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024

	(in millions)
Balance at the beginning of the year	$81.3	$62.1
Gross increase in current period’s tax positions	9.2	34.5
Gross increase in prior years’ tax positions	47.0	13.9
Gross decrease in prior years’ tax positions	(6.4)	(20.1)
Decrease due to settlement with tax authorities	—	(7.4)
Decrease due to lapse of statute of limitations	(1.3)	(2.2)
Gross change due to foreign exchange fluctuations	(0.2)	0.5
Balance at the end of the year	$129.6	$81.3
The Company classifies interest and penalties related to uncertain tax positions within the income tax expense line in the accompanying consolidated statements of operations. As of September 30, 2025, the accrued interest and penalties were $23.8 million and $3.2 million, respectively, excluding any related income tax benefits. As of September 30, 2024, the accrued interest and penalties were $27.7 million and $3.5 million, respectively, excluding any related income tax benefits.
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
The following table sets forth a reconciliation of the denominators of basic and diluted earnings per share:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023

	(in millions)
Denominator for basic earnings per share	132.4	135.5	138.6
Potential common shares	0.9	1.0	1.5
Denominator for diluted earnings per share	133.3	136.5	140.1
16.         Other Financial Information
Accrued expenses and other current liabilities consist of the following:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024

	(in millions)
Accrued salaries and benefits	$727.0	$620.4
Accrued contract costs	1,419.0	1,354.7
Other accrued expenses	344.5	410.6
	$2,490.5	$2,385.7
Accrued contract costs above include balances related to professional liability accruals of $893.7 million and $831.8 million as of September 30, 2025 and 2024, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of September 30, 2025 and 2024. The Company did not have material revisions to estimates for contracts where revenue is recognized using the input method during the twelve months ended September 30, 2025 and 2024. For the year ended September 30, 2025, the Company incurred restructuring and acquisition expenses of $59.4 million, which included labor-related costs of $32.0 million and non-labor costs of $27.3 million, of which $15.0 million was accrued and unpaid at September 30, 2025. For the year ended September 30, 2024, the Company incurred restructuring expenses of $98.9 million, which included labor-related costs of $18.7 million and non-labor costs of $80.2 million, of which $11.9 million was accrued and unpaid at September 30, 2024.
On September 10, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share, which was paid on October 17, 2025 to stockholders of record as of the close of business on October 1, 2025. As of September 30, 2025, accrued and unpaid dividends totaled $37.6 million and were classified within other accrued expenses on the consolidated balance sheet. On November 18, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.31 per share. The dividend is payable on January 23, 2026 to stockholders of record as of the close of business on January 7, 2026.
17.         Reclassifications out of Accumulated Other Comprehensive Loss
The accumulated balances and reporting period activities for the years ended September 30, 2025, 2024 and 2023 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2022	$(217.3)	$(799.3)	$36.9	$(979.7)
Other comprehensive income (loss) before reclassification	(10.9)	59.6	10.7	59.4
Amounts reclassified from accumulated other comprehensive loss	2.2	—	(8.5)	(6.3)
Balances at September 30, 2023	$(226.0)	$(739.7)	$39.1	$(926.6)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2023	$(226.0)	$(739.7)	$39.1	$(926.6)
Other comprehensive (loss) income before reclassification	(26.6)	93.2	(10.6)	56.0
Amounts reclassified from accumulated other comprehensive loss	0.6	—	(12.7)	(12.1)
Balances at September 30, 2024	$(252.0)	$(646.5)	$15.8	$(882.7)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2024	$(252.0)	$(646.5)	$15.8	$(882.7)
Other comprehensive (loss) income before reclassification	(1.3)	(5.9)	4.8	(2.4)
Amounts reclassified from accumulated other comprehensive loss	1.9	—	(9.8)	(7.9)
Balances at September 30, 2025	$(251.4)	$(652.4)	$10.8	$(893.0)
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
In the ordinary course of business, the Company may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. The Company’s unsecured credit arrangements are used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At September 30, 2025 and 2024, these outstanding standby letters of credit totaled $899.4 million and $934.5 million, respectively. As of September 30, 2025, the Company had $367.4 available under these unsecured credit facilities. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.
At September 30, 2025, the Company was contingently liable in the amount of approximately $903.8 million in issued standby letters of credit and $5.6 billion in issued surety bonds primarily to support project execution.
In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.

The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At September 30, 2025, the Company has capital commitments of $5.1 million to the Fund over the next three years
In addition, in connection with the investment activities of AECOM Capital, the Company provides guarantees of certain contractual obligations, including guarantees for completion of projects, limited debt repayment, environmental indemnity obligations and other lender required guarantees.
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
19.         Reportable Segments and Geographic Information
The Company manages its operations under three reportable segments according to their geographic regions and business activities. In identifying its reportable segments, the Company considered the financial information provided to its chief operating decision maker (CODM), who is the chief executive officer. The financial data is organized by geographic region and global business lines. The CODM uses this information to allocate resources and assess the performance of the segments primarily based on revenue less pass‑through revenue and attributable earnings before interest, tax, and amortization expense along with forecasts, market activity, and other non-financial information. Information provided to the CODM for purposes of making operating decisions and evaluating segment performance excludes asset-related information. After considering various factors, including the development and utilization of financial data to the CODM, the Company concluded that identifying its operating segments by geography was consistent with the objectives of ASC 280-10. Certain operating segments have been aggregated based on similar characteristics, including long-term financial performance, the nature of services provided, internal process for delivering those services, and types of customers, to arrive at the Company’s reportable segments. The Company’s Americas reportable segment provides planning, consulting, architectural and engineering design services, and construction management services to public and private clients in the United States, Canada, and Latin America and is comprised of the Design and Consulting Services Americas and Construction Management operating segments. The Company’s International reportable segment provides similar professional services to public and private clients in Europe and India, the Middle East and Africa, Asia, and Australia and New Zealand and is comprised of the operating segments in those geographic regions. The Company’s AECOM Capital (ACAP) operating segment is its own reportable segment and primarily invests in and develops real estate projects. Certain expenses that are determined to be related to the Company as a whole are not deemed to be part of an operating segment but are reported within Corporate.
The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Americas	International	AECOM Capital	Total
($ in millions)
Fiscal Year Ended September 30, 2025:
Revenue	$12,525.9	$3,613.2	$0.5	$16,139.6
Subcontractor and other direct costs	(7,973.7)	(593.1)	—	(8,566.8)
Employee compensation expense	(3,089.4)	(2,286.1)	—	(5,375.5)
Equity in earnings (losses) of joint ventures	15.8	11.8	(0.6)	27.0
Other segment items	(609.7)	(424.4)	(8.9)	(1,043.0)
Earnings before income taxes and amortization	$868.9	$321.4	$(9.0)	$1,181.3

Fiscal Year Ended September 30, 2024:
Revenue	$12,485.7	$3,618.4	$1.4	$16,105.5
Subcontractor and other direct costs	(8,281.1)	(659.4)	—	(8,940.5)
Employee compensation expense	(2,929.0)	(2,234.4)	(2.7)	(5,166.1)
Equity in earnings (losses) of joint ventures	15.5	13.5	(26.9)	2.1
Other segment items	(514.9)	(427.4)	(12.3)	(954.6)
Earnings before income taxes and amortization	$776.2	$310.7	$(40.5)	$1,046.4

Fiscal Year Ended September 30, 2023:
Revenue	$10,975.7	$3,402.1	$0.7	$14,378.5
Subcontractor and other direct costs	(7,056.7)	(619.0)	—	(7,675.7)
Employee compensation expense	(2,729.9)	(2,134.5)	(5.9)	(4,870.3)
Equity in earnings (losses) of joint ventures	14.8	9.7	(303.9)	(279.4)
Other segment items	(482.3)	(421.7)	(6.7)	(910.7)
Earnings before income taxes and amortization	$721.6	$236.6	$(315.8)	$642.4
Other segment items include rent expenses, depreciation, nonoperating income, and a deduction for earnings attributable to noncontrolling interests as well as other costs. The table below reconciles total segment attributable earnings before taxes and amortization to income from continuing operations before taxes:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
	(in millions)
Total segment attributable earnings before taxes and amortization	$1,181.3	$1,046.4	$642.4
Corporate general and administrative expenses	(148.9)	(145.1)	(141.0)
Restructuring and acquisition costs	(59.4)	(98.9)	(188.4)
Other income	(2.5)	2.1	(5.3)
Interest income	62.9	58.6	40.3
Interest expense	(184.3)	(185.4)	(159.3)
Amortization expense	(2.2)	(18.8)	(18.6)
Income attributable to noncontrolling interests from continuing operations	68.7	59.3	43.3
Income from continuing operations before taxes	$915.6	$718.2	$213.4

Reportable Segments:	Americas	International	AECOM Capital	Corporate and Assets Held for Sale	Total
	(in millions)
Fiscal Year Ended September 30, 2025:
Total assets	$7,866.9	$2,702.9	$41.6	$1,588.8	$12,200.2
Investments in unconsolidated joint ventures	44.0	56.6	37.5	—	138.1
Depreciation and amortization	(94.3)	(70.8)	—	(10.8)	(175.9)

Fiscal Year Ended September 30, 2024:
Total assets	$7,988.1	$2,734.5	$53.2	$1,285.9	$12,061.7
Investment in unconsolidated joint ventures	34.1	61.1	42.9	—	138.1
Depreciation and amortization	(101.6)	(67.2)	—	(10.0)	(178.8)

Fiscal Year Ended September 30, 2023:
Depreciation and amortization	(100.6)	(67.2)	—	(7.9)	(175.7)
Geographic Information:

	Fiscal Year Ended
Long-Lived Assets	September 30, 2025	September 30, 2024	September 30, 2023

	(in millions)
Americas	$3,779.2	$3,315.3	$3,478.5
Europe, Middle East, India, Africa	1,025.5	872.9	803.5
Asia-Australia-Pacific	351.1	370.7	342.3
Total	$5,155.8	$4,558.9	$4,624.3
Long-lived assets consist of noncurrent assets excluding deferred tax assets.
20.         Major Clients
No single client accounted for 10% or more of the Company’s revenue in any of the past five fiscal years. Approximately 7%, 7%, and 5% of the Company’s revenue was derived through direct contracts with agencies of the U.S. federal government in the years ended September 30, 2025, 2024 and 2023, respectively.

AECOM Technology Corporation
Schedule II: Valuation and Qualifying Accounts
(amounts in millions)

	Balance at Beginning of Year	Additions Charged to Cost of Revenue	Deductions(a)	Other and Foreign Exchange Impact	Balance at the End of the Year
Allowance for Doubtful Accounts
Fiscal Year 2025	$87.9	$18.3	$(20.6)	$(0.8)	$84.8
Fiscal Year 2024	$94.2	$30.9	$(38.7)	$1.5	$87.9
Fiscal Year 2023	$104.0	$40.9	$(50.8)	$0.1	$94.2
_____________________________________________________________
(a)Primarily relates to accounts written-off and recoveries

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of September 30, 2025 to ensure that information required to be disclosed by us in this Annual Report on Form 10-K or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of September 30, 2025, the end of our fiscal year. Our management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included evaluation and testing of the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on our management’s assessment, our management has concluded that our internal control over financial reporting was effective as of September 30, 2025. Our management communicated the results of its assessment to the Audit Committee of our Board of Directors.
Our independent registered public accounting firm, Ernst & Young LLP, audited our financial statements for the fiscal year ended September 30, 2025 included in this Annual Report on Form 10-K, and has issued an audit report with respect to the effectiveness of the Company’s internal control over financial reporting, a copy of which is included earlier in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarterly period ended September 30, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as each term is defined in Item 408(a) of Regulation S-K, except as follows:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to Be Purchased or Sold
Lara Poloni, President	9/11/2025	12/31/2025
Sale of (i) the number of shares of common stock resulting from the vesting of 10,040 restricted stock awards and accrued dividend equivalents and (ii) the number of shares of common stock resulting from the vesting of Performance Earning Program awards (15,060 shares of common stock at target performance) and accrued dividend equivalents

David Gan, Chief Legal Officer	8/14/2025	02/09/2026
Sale of (i) 6,000 shares of common stock, (ii) the number of shares of common stock resulting from the vesting of 5,976 restricted stock awards and accrued dividend equivalents and (iii) the number of shares of common stock resulting from the vesting of Performance Earning Program awards (8,964 shares of common stock at target performance) and accrued dividend equivalents

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2025 year end.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2025 year end.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
Other than with respect to the information relating to our equity compensation plans, which is incorporated herein by reference to Part II, Item 5, “Equity Compensation Plans” of this Form 10-K, the information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2025 year end.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2025 year end.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days of our fiscal 2025 year end.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this report:
(1)The Company’s Consolidated Financial Statements at September 30, 2025 and 2024 and for each of the three years in the period ended September 30, 2025 and the notes thereto, together with the report of the independent auditors on those Consolidated Financial Statements are hereby filed as part of this report.
(2)Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended September 30, 2025, 2024 and 2023.
(3)See Exhibits and Index to Exhibits, below.
(b)Exhibits.

Exhibit Number			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)		Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	10-K	3.1	11/21/2011
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	S-4	3.2	8/1/2014
3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation of AECOM Technology Corporation.	10-K	3.3	11/17/2014
3.4	Certificate of Amendment to the Company’s Certificate of Incorporation.	8-K	3.1	1/9/2015
3.5	Certificate of Amendment to the Company’s Certificate of Incorporation.	8-K	3.1	3/3/2017
3.6	Certificate of Amendment to the Company's Certificate of Incorporation	10-Q	3.6	5/06/2025
3.7	Third Amended and Restated Bylaws.	8-K	3.1	5/19/2023
4.1	Form of Common Stock Certificate.	Form 10	4.1	1/29/2007
4.2	Description of Registrant’s Securities.	10-K	4.2	11/19/2020
4.3	Indenture, dated as of July 22, 2025, by and among AECOM, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, including the form of Note as Exhibit A	8-K	4.1	7/2/2025
4.4	Credit Agreement, dated as of October 17, 2014, among AECOM Technology Corporation and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, MUFG Union Bank, N.A., BNP Paribas, JPMorgan Chase Bank, N.A., and the Bank of Nova Scotia, as Co-Syndication Agents, and BBVA Compass, Credit Agricole Corporate and Investment Bank, HSBC Bank USA, National Association, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as Co-Documentation Agents.	8-K	10.1	10/17/2014

Exhibit Number			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)		Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
4.5	Amendment No. 1 to the Credit Agreement, dated as of July 1, 2015, by and among AECOM and certain of its subsidiaries, as borrowers, certain lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	8-K	10.1	7/7/2015
4.6	Amendment No. 2 to Credit Agreement, dated as of December 22, 2015, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	12/22/2015
4.7	Amendment No. 3 to Credit Agreement and Amendment No. 1 to the Security Agreement, dated as of September 29, 2016, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	9/30/2016
4.8	Amendment No. 4 to Credit Agreement dated as of March 31, 2017, among the Company, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	4/6/2017
4.9	Amendment No. 5 to Credit Agreement dated as of March 13, 2018, among AECOM, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L/C Issuer.	8-K	10.1	3/14/2018
4.10	Amendment No. 6 to Credit Agreement, dated as of November 12, 2018, among AECOM, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and an L.C. Issuer.	10-K	4.21	11/13/2018
4.11	Amendment No. 7 to Credit Agreement, dated as of January 28, 2020, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A, as administrative agent.	8-K	10.1	2/3/2020
4.12	Amendment No. 8 to the Credit Agreement, dated as of May 1, 2020, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as of administrative agent.	10-Q	10.3	5/6/2020
4.13	2021 Refinancing Amendment to Credit Agreement, dated as of February 8, 2021, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative Agent.	10-Q	10.2	2/10/2021
4.14	Amendment No. 10 to Credit Agreement, dated as of April 13, 2021, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative Agent.	8-K	10.1	4/13/2021
4.15	Amendment No. 11 to Credit Agreement, dated as of June 25, 2021, by and among AECOM, each borrower and guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative Agent.	8-K	10.1	6/25/2021
4.16	Amendment No. 12 to the Credit Agreement, dated as of May 23, 2023, by and among AECOM and Bank of America, N.A., as Administrative Agent.	10-Q	10.1	8/9/2023

Exhibit Number			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)		Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
4.17	Amendment No. 13 to Credit Agreement, dated as of May 23, 2023, by and among AECOM and the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	10-Q	10.2	8/9/2023
4.18	Amendment No. 14 to Credit Agreement, dated as of April 19, 2024, by and among AECOM, the other Borrowers and Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer.	8-K	10.1	4/25/2024
4.19	Amendment No. 15 to Credit Agreement, dated as of October 29, 2024, by and among AECOM, certain of its subsidiaries as Guarantors, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent.	10-K	4.21	11/19/2024
10.1#	AECOM Technology Corporation Change in Control Severance Policy for Key Executives.	10-Q	10.1	2/7/2018
10.2#	Amended and Restated 2006 Stock Incentive Plan.	Schedule 14A	Annex B	1/21/2011
10.3#	Form of Stock Option Standard Terms and Conditions under 2006 Stock Incentive Plan.	8-K	10.1	12/5/2008
10.4#	AECOM Amended & Restated 2016 Stock Incentive Plan.	Schedule 14A	Annex B	1/19/2017
10.5#	Form Standard Terms and Conditions for Non-Qualified Stock Options under the 2016 Stock Incentive Plan.	10-Q	10.6	5/11/2016
10.6#	Amended and Restated AECOM Executive Deferred Compensation Plan	10-Q	10.3	2/4/2025
10.7#	AECOM Technology Corporation Executive Incentive Plan.	Schedule 14A	Annex A	1/22/2010
10.8#	Form of Special LTI Award Stock Option Terms and Conditions under the 2006 Stock Incentive Plan.	8-K	10.2	3/12/2014
10.9#	AECOM Retirement & Savings Plan (amended and restated effective July 1, 2016).	10-Q	10.1	8/10/2016
10.10#	AECOM Amended and Restated Employee Stock Purchase Plan.	DEF 14A	Annex A	1/23/2019
10.11#	AECOM 2020 Stock Incentive Plan.	DEF 14A	Annex A	1/23/2020
10.12#	Letter Agreement between AECOM and W. Troy Rudd dated June 13, 2020.	10-Q	10.1	8/5/2020
10.13#	Senior Leadership Severance Plan.	10-Q	10.3	8/5/2020
10.14#	Form Standard Terms and Conditions for Performance Earnings Program under the 2020 Stock Incentive Plan (Fiscal Year 2023).	10-Q	10.1	2/7/2023
10.15#	Form Standard Terms and Conditions for Restricted Stock Units under the 2020 Stock Incentive Plan (Fiscal 2023)	10-Q	10.2	2/7/2023
10.16#	Form Standard Terms and Conditions for Performance Earnings Program under the 2020 Stock Incentive Plan (Fiscal Year 2024).	10-Q	10.1	2/7/2024
10.17#	Form Standard Terms and Conditions for Restricted Stock Units under the 2020 Stock Incentive Plan (Fiscal 2024)	10-Q	10.2	2/7/2024

Exhibit Number			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)		Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.18#	Employment Agreement, dated March 1, 2023, by and between AECOM and Lara Poloni.	10-Q	10.1	5/9/2023
10.19#	Form Standard Terms and Conditions for Performance Earnings Program under the 2020 Stock Incentive Plan (Fiscal Year 2025).	10-Q	10.1	2/4/2025
10.20#	Form Standard Terms and Conditions for Restricted Stock Units under the 2020 Stock Incentive Plan (Fiscal Year 2025).	10-Q	10.2	2/4/2025
19.1	Insider Trading Policy.	10-K	19.1	11/19/2024
21.1	Subsidiaries of AECOM.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32*	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	AECOM Policy for Recovery of Erroneously Awarded Compensation.	10-K	97.1	11/19/2024
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended September 30, 2025 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.				X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2025, formatted in Inline XBRL.				X
________________________________________________________________
#Management contract or compensatory plan or arrangement.
*Document has been furnished and not filed.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

By:	/s/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer
(Principal Financial Officer)
Date:	November 18, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ TROY RUDD	Chairman and Chief Executive Officer (Principal Executive Officer)	November 18, 2025
Troy Rudd

/s/ GAURAV KAPOOR	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	November 18, 2025
Gaurav Kapoor

/s/ BRADLEY W. BUSS	Director	November 18, 2025
Bradley W. Buss

/s/ DEREK J. KERR	Director	November 18, 2025
Derek J. Kerr

/s/ KRISTY PIPES	Director	November 18, 2025
Kristy Pipes

/s/ DOUGLAS W. STOTLAR	Director	November 18, 2025
Douglas W. Stotlar

/s/ DANIEL R. TISHMAN	Director	November 18, 2025
Daniel R. Tishman

/s/ SANDER VAN’T NOORDENDE	Director	November 18, 2025
Sander van’t Noordende

/s/ GEN. JANET C. WOLFENBARGER, USAF RET.	Director	November 18, 2025
Gen. Janet C. Wolfenbarger, USAF Ret.