Form 10-Q
period 2026-01-02
AECOM
filed 2026-02-10
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 6, 2026, 129,288,624 shares of the registrant’s common stock were outstanding.

AECOM

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AECOM
Consolidated Balance Sheets
(unaudited - in thousands, except share data)

	December 31, 2025	September 30, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,022,141	$1,378,582
Cash in consolidated joint ventures	224,546	207,157
Total cash and cash equivalents	1,246,687	1,585,739
Accounts receivable—net	2,348,427	2,497,147
Contract assets	2,035,472	1,785,179
Prepaid expenses and other current assets	724,746	716,070
Income taxes receivable	136,571	146,092
TOTAL CURRENT ASSETS	6,491,903	6,730,227
PROPERTY AND EQUIPMENT—NET	387,128	416,164
DEFERRED TAX ASSETS—NET	294,894	295,249
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	146,485	138,056
GOODWILL	3,773,803	3,700,619
INTANGIBLE ASSETS—NET	179,980	183,284
OTHER NON-CURRENT ASSETS	203,520	254,218
OPERATING LEASE RIGHT-OF-USE ASSETS	448,370	463,479
NON - CURRENT ASSETS HELD FOR SALE	13,953	18,953
TOTAL ASSETS	$11,940,036	$12,200,249
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$3,318	$4,069
Accounts payable	2,282,480	2,260,609
Accrued expenses and other current liabilities	2,404,554	2,490,480
Income taxes payable	37,260	23,536
Contract liabilities	1,091,648	1,087,905
Current portion of long-term debt	62,550	62,217
TOTAL CURRENT LIABILITIES	5,881,810	5,928,816
OTHER LONG-TERM LIABILITIES	278,057	210,870
OPERATING LEASE LIABILITIES, NON-CURRENT	498,398	515,998
DEFERRED TAX LIABILITY-NET	68,966	67,968
PENSION BENEFIT OBLIGATIONS	123,217	133,193
LONG-TERM DEBT	2,643,833	2,647,220
TOTAL LIABILITIES	9,494,281	9,504,065

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock-authorized, 300,000,000 shares of $0.01 par value as of December 31, 2025 and September 30, 2025; issued and outstanding 129,286,286 and 131,782,371 shares as of December 31, 2025 and September 30, 2025, respectively	1,293	1,318
Additional paid-in capital	4,617,931	4,609,126
Accumulated other comprehensive loss	(888,034)	(893,027)
Accumulated deficits	(1,499,248)	(1,224,833)
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,231,942	2,492,584
Noncontrolling interests	213,813	203,600
TOTAL STOCKHOLDERS’ EQUITY	2,445,755	2,696,184
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,940,036	$12,200,249
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended
	December 31, 2025	December 31, 2024
Revenue	$3,830,834	$4,014,152
Cost of revenue	3,549,844	3,745,748
Gross profit	280,990	268,404

Equity in earnings of joint ventures	9,827	9,553
General and administrative expenses	(40,839)	(40,459)
Restructuring and acquisition costs	(27,933)	—
Income from operations	222,045	237,498

Other income	7,819	6,924
Interest income	13,741	16,564
Interest expense	(45,266)	(43,034)
Income from continuing operations before taxes	198,339	217,952
Income tax expense for continuing operations	39,083	29,232
Net income from continuing operations	159,256	188,720
Net loss from discontinued operations	(65,904)	(9,516)
Net income	93,352	179,204

Net income attributable to noncontrolling interests from continuing operations	(18,832)	(11,370)
Net income attributable to noncontrolling interests from discontinued operations	—	(792)
Net income attributable to noncontrolling interests	(18,832)	(12,162)

Net income attributable to AECOM from continuing operations	140,424	177,350
Net loss attributable to AECOM from discontinued operations	(65,904)	(10,308)
Net income attributable to AECOM	$74,520	$167,042

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$1.07	$1.34
Basic discontinued operations per share	$(0.50)	$(0.08)
Basic earnings per share	$0.57	$1.26

Diluted continuing operations per share	$1.06	$1.33
Diluted discontinued operations per share	$(0.50)	$(0.08)
Diluted earnings per share	$0.56	$1.25

Weighted average shares outstanding:
Basic	130,888	132,500
Diluted	131,982	133,625
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Comprehensive Income
(unaudited—in thousands)

	Three Months Ended
	December 31, 2025	December 31, 2024
Net income	$93,352	$179,204

Other comprehensive income (loss), net of tax:
Net unrealized (loss) gain on derivatives, net of tax	(1,328)	9,139
Foreign currency translation adjustments	5,364	(105,961)
Pension adjustments, net of tax	1,049	14,311
Other comprehensive income (loss), net of tax	5,085	(82,511)
Comprehensive income, net of tax	98,437	96,693
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(18,924)	(11,774)
Comprehensive income attributable to AECOM, net of tax	$79,513	$84,919
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Stockholders’ Equity
(unaudited—in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total AECOM Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
BALANCE AT SEPTEMBER 30, 2025	$1,318	$4,609,126	$(893,027)	$(1,224,833)	$2,492,584	$203,600	$2,696,184
Net income	—	—	—	74,520	74,520	18,832	93,352
Dividends declared	—	—	—	(40,382)	(40,382)	—	(40,382)
Other comprehensive income	—	—	4,993	—	4,993	92	5,085
Issuance of stock	7	12,800	—	—	12,807	—	12,807
Repurchases of stock	(32)	(19,321)	—	(308,553)	(327,906)	—	(327,906)
Stock-based compensation	—	15,326	—	—	15,326	—	15,326
Contributions from noncontrolling interests	—	—	—	—	—	139	139
Distributions to noncontrolling interests	—	—	—	—	—	(8,850)	(8,850)
BALANCE AT DECEMBER 31, 2025	$1,293	$4,617,931	$(888,034)	$(1,499,248)	$2,231,942	$213,813	$2,445,755

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total AECOM Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
BALANCE AT SEPTEMBER 30, 2024	$1,326	$4,347,197	$(882,671)	$(1,281,647)	$2,184,205	$186,205	$2,370,410
Net income	—	—	—	167,042	167,042	12,162	179,204
Dividends declared	—	—	—	(34,614)	(34,614)	—	(34,614)
Other comprehensive loss	—	—	(82,123)	—	(82,123)	(388)	(82,511)
Issuance of stock	5	6,326	—	—	6,331	—	6,331
Repurchases of stock	(5)	(18,383)	—	(35,266)	(53,654)	—	(53,654)
Stock-based compensation	—	16,823	—	—	16,823	—	16,823
Contributions from noncontrolling interests	—	—	—	—	—	10	10
Distributions to noncontrolling interests	—	—	—	—	—	(2,456)	(2,456)
BALANCE AT DECEMBER 31, 2024	$1,326	$4,351,963	$(964,794)	$(1,184,485)	$2,204,010	$195,533	$2,399,543

AECOM
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Three Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,352	$179,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,036	42,297
Equity in earnings of unconsolidated joint ventures	(9,377)	(9,553)
Distribution of earnings from unconsolidated joint ventures	5,297	2,754
Non-cash stock compensation	16,011	16,823
Non-cash net fair value gains	(5,091)	(4,957)
Non-cash loss on disposal activities	61,800	—
Foreign currency translation	616	(28,671)
Other	(151)	130
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	(101,572)	161,509
Prepaid expenses and other assets	35,273	36,438
Accounts payable	28,660	(214,900)
Accrued expenses and other current liabilities	(93,133)	631
Contract liabilities	3,742	7,313
Other long-term liabilities	(17,244)	(37,929)
Net cash provided by operating activities	70,219	151,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated joint ventures	(24,246)	(976)
Return of investment in unconsolidated joint ventures	28,710	105
Other investing activities	(11,000)	16,250
Proceeds from disposal of property and equipment	31	94
Payments for capital expenditures	(28,318)	(40,215)
Net cash used in investing activities	(34,823)	(24,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	873,484	664,815
Repayments of borrowings under credit agreements	(884,626)	(673,769)
Cash paid for debt issuance costs	(6)	(687)
Dividends paid	(35,356)	(29,141)
Proceeds from issuance of common stock	11,394	5,693
Payments to repurchase common stock	(325,866)	(55,155)
Net distributions to noncontrolling interests	(8,711)	(29,609)
Other financing activities	(4,545)	(3,477)
Net cash used in financing activities	(374,232)	(121,330)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(216)	(5,153)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(339,052)	(136)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,585,739	1,584,862
CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,246,687	1,584,726
LESS CASH AND CASH EQUIVALENTS INCLUDED IN CURRENT ASSETS HELD FOR SALE	—	(4,070)
CASH AND CASH EQUIVALENTS OF CONTINUING OPERATIONS AT END OF PERIOD	$1,246,687	$1,580,656

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
The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2025 (the Annual Report). The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
The consolidated financial statements included in this report have been prepared consistently with the accounting policies described in the Annual Report, except as noted, and should be read together with the Annual Report.
The results of operations for the three months ended December 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2026.
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
The Company reports its annual results of operations based on 52- or 53-week periods ending on the Friday nearest September 30. The interim consolidated financial statements are presented for the periods ending on January 2, 2026 and December 27, 2024. For clarity of presentation, all periods are presented as if the periods ended on September 30 and December 31.
2.    New Accounting Pronouncements and Changes in Accounting
In December 2023, the Financial Accounting Standard Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance the income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. The update also includes certain other amendments to improve the effectiveness of income tax disclosures. The standard is effective for the Company for its annual financial statements in fiscal year 2026 and can be applied either prospectively or retrospectively. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.
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
In September 2025, the FASB issued ASU 2025-06 to clarify and modernize the accounting for costs related to internal-use software. The guidance removes references to project stages used in ASC 250-40 and clarifies the threshold entities should apply to begin capitalizing internal-use software costs. The new guidance is effective for the Company starting October 1, 2028. The Company adopted new guidance in the first quarter of fiscal year 2026 using the prospective approach. Adoption of this new guidance did not have a material impact on the Company's financial statements.

In December 2025, the FASB issued ASU 2025-10 to provide authoritative guidance related to the recognition, measurement, presentation and disclosure of government grants received by business entities. Previously, GAAP lacked specific provisions, leading to diverse practices based on analogies to IAS 20, ASC 958-605, or ASC 250. The new guidance is effective for the Company in fiscal year 2029. The Company adopted the new guidance in the first quarter of fiscal year 2026 using a modified prospective approach. Adoption of this new guidance did not have a material impact on the Company's financial statements.
In December 2025, the FASB issued ASU 2025-11 that clarifies and improves the guidance for interim financial reporting by providing a list of required interim disclosures, clarifying the applicability of interim reporting requirements, and introducing a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The new guidance is effective for the Company starting October 1, 2028, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this new guidance will have on its financial presentation.
3.    Discontinued Operations, Goodwill and Intangible Assets
In the first quarter of fiscal 2020, management approved a plan to dispose of via sale the Company’s self-perform at-risk construction businesses. These businesses include the Company’s civil infrastructure, power, and oil and gas construction businesses that were previously reported in the Company’s Construction Services segment. After consideration of the relevant facts, the Company concluded the assets and liabilities of its self-perform at-risk construction businesses met the criteria for classification as held for sale. The Company concluded the actual and proposed disposal activities represented a strategic shift that would have a major effect on the Company’s operations and financial results and qualified for presentation as discontinued operations in accordance with FASB ASC 205-20. Accordingly, the financial results of the self-perform at-risk construction businesses are presented in the Consolidated Statement of Operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses not sold as of the balance sheet date are presented in the Consolidated Balance Sheets as assets and liabilities held for sale for both periods presented. As of December 31, 2025, the Company had one equity method investment with a carrying value of $14.0 million classified as held for sale.
During the third quarter of fiscal 2024, the Company resolved contingencies related to the sale of its civil infrastructure construction business and received equity in the counterparty. Concurrently, the Company participated as a member of a lending group in a revolving credit facility for the counterparty, committing to fund $30 million that matures in May 2029. At December 31, 2025, the counterparty had $23.2 million outstanding under the credit facility, and all cash flows were classified as other investing activities.
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
During the first quarter of fiscal 2026, the procedural process resumed, and the Company subsequently engaged in settlement discussions. As a result, the Company revised its estimated recovery of the 2014 Claims and 2019 Claims submitted against the DOE, resulting in a $61.8 million non-cash loss recorded in loss from discontinued operations as the project was completed prior to the sale of the Former Affiliate.
The asset related to the project is presented in other noncurrent assets in the Consolidated Balance Sheet.
Refinery Turnaround Project
A former affiliate of the Company, which was sold in a series of transactions to effectuate the sale of the self‑perform at-risk construction businesses, entered into an agreement to perform turnaround maintenance services in Montana in December 2017. The former affiliate performed additional work outside of the original contract and became entitled to payment from the refinery owner. As part of the sale of the former affiliate, the refinery turnaround project, including related claims, were retained by the Company. The former affiliate's claims against the refinery owner and the refinery owner's cross-claims against the Company's former affiliate moved to federal court. A jury trial was completed on February 1, 2025, resulting in a favorable verdict for the Company. As a result of unfavorable court orders on post-trial motions, including pre-judgment interest and prompt payment interest, and issuance of the associated judgment, the Company recorded a $53.0 million loss during the third quarter of fiscal 2025 from the reduction in the expected future net cash proceeds the Company would receive as a result of the trial verdict. The Company has appealed the judgment. The loss was reported in discontinued operations as the project was completed prior to the sale of the former affiliate.
The Company's noncurrent assets held for sale represent the carrying value of its investment in an unconsolidated joint venture, which was $14.0 million and $19.0 million as of December 31, 2025 and September 30, 2025, respectively.
The following table represents summarized income statement information of discontinued operations (in millions):

	Three Months Ended
	December 31, 2025	December 31, 2024

Revenue	$—	$42.6
Cost of revenue	—	50.3
Gross loss	—	(7.7)
Equity in losses of joint ventures	(0.5)	—
Loss on disposal activities	(66.3)	(4.9)
Loss from operations	(66.8)	(12.6)
Other expense	(0.4)	(0.4)
Loss before taxes	(67.2)	(13.0)
Income tax benefit	(1.3)	(3.4)
Net loss from discontinued operations	$(65.9)	$(9.6)

The significant components included in our Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Three Months Ended
	December 31, 2025	December 31, 2024

Payments for capital expenditures	$—	$(0.4)
The Company completed two business acquisitions during the year ended September 30, 2025 for total consideration of $375.9 million, which included stock consideration of $146.4 million. Neither of these two acquisitions met the quantitative thresholds to require separate disclosure. The Company acquired these businesses to expand its competitive advantage and compound strengths to achieve its long-term profitability targets. The Company preliminarily estimates the amount of identifiable assets as soon as information is available, but not more than 12 months from the date of acquisition. The initial accounting for these acquisitions is not complete as of December 31, 2025 as the Company continues to assess the value of the tax liabilities and the acquired intellectual property, including digital assets.
The changes in the carrying value of goodwill by reportable segment for the three months ended December 31, 2025 were as follows:

	September 30, 2025	Foreign Exchange Impact	Post-Acquisition Adjustments	December 31, 2025
	(in millions)
Americas	$2,770.4	$2.6	$46.6	$2,819.6
International	930.2	1.1	22.9	954.2
Total	$3,700.6	$3.7	$69.5	$3,773.8
The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of December 31, 2025 and September 30, 2025, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	December 31, 2025			September 30, 2025
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog and Customer relationships	$7.4	$(2.9)	$4.5	$7.4	$(2.5)	$4.9	1 - 11
Digital assets	188.0	(12.5)	175.5	178.4	—	178.4	5
Total	$195.4	$(15.4)	$180.0	$185.8	$(2.5)	$183.3
Amortization expense of acquired intangible assets included within cost of revenue was $12.9 million and $1.1 million for the three months ended December 31, 2025 and 2024, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2026 and for the succeeding years:

Fiscal Year	(in millions)
2026 (nine months remaining)	$29.3
2027	39.1
2028	39.1
2029	38.0
2030	34.5
Total	$180.0

4.    Revenue Recognition
The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred, which it believes to be the best measure of progress towards completion of the performance obligation. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These pass-through revenues for the three months ended December 31, 2025 and 2024 were $2.0 billion and $2.2 billion, respectively.
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

Disaggregated Revenue
The following tables present the Company’s revenues disaggregated by revenue sources:

	Three Months Ended
	December 31, 2025	December 31, 2024
	(in millions)
Cost reimbursable	$1,598.5	$1,505.7
Guaranteed maximum price	1,350.2	1,527.4
Fixed-price	882.1	981.1
Total revenue	$3,830.8	$4,014.2

	Three Months Ended
	December 31, 2025	December 31, 2024
	(in millions)
Americas	$2,977.2	$3,112.1
Europe, Middle East, India, Africa	522.4	537.0
Asia-Australia-Pacific	331.2	365.1
Total revenue	$3,830.8	$4,014.2
Remaining Unsatisfied Performance Obligations
As of December 31, 2025, the Company had allocated $19.4 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 60% is expected to be satisfied within the next twelve months. The majority of remaining performance obligation after the first 12 months are expected to be recognized over a two-year period.
Contract liabilities represent billings as of the balance sheet date, as allowed under the terms of a contract, but not yet recognized as contract revenue pursuant to the Company's revenue recognition policy. The Company recognized revenue of $550.1 million and $623.5 million during the three months ended December 31, 2025 and 2024, respectively, that was included in contract liabilities as of September 30, 2025 and 2024, respectively.
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
Net accounts receivable consisted of the following:

	December 31, 2025	September 30, 2025
	(in millions)
Billed	$1,755.8	$1,934.3
Contract retentions	680.5	647.6
Total accounts receivable—gross	2,436.3	2,581.9
Allowance for doubtful accounts and credit losses	(87.9)	(84.8)
Total accounts receivable—net	$2,348.4	$2,497.1
Substantially all contract assets as of December 31, 2025 and September 30, 2025 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $520 million and $400 million as of December 31, 2025 and September 30, 2025, respectively. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client but nonetheless represent an unconditional right to cash.
The Company considers a broad range of information to estimate expected credit losses including the related ages of past due balances, projections of credit losses based on historical trends, and collection history and credit quality of its clients. Negative macroeconomic trends or delays in payment of outstanding receivables could result in an increase in the estimated credit losses.
No single client accounted for more than 10% of the Company’s outstanding receivables at December 31, 2025 and September 30, 2025.
The Company sold trade receivables to financial institutions, of which $347.5 million and $268.2 million were outstanding as of December 31, 2025 and September 30, 2025, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.
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
Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.

Summary of financial information of the consolidated joint ventures is as follows:

	December 31, 2025 (unaudited)	September 30, 2025
	(in millions)
Current assets	$754.0	$699.0
Non-current assets	81.8	84.4
Total assets	$835.8	$783.4

Current liabilities	$636.3	$591.4
Non-current liabilities	5.6	5.7
Total liabilities	641.9	597.1
Total AECOM deficit	(18.5)	(15.9)
Noncontrolling interests	212.4	202.2
Total owners’ equity	193.9	186.3
Total liabilities and owners’ equity	$835.8	$783.4
Total revenue of the consolidated joint ventures was $431.2 million and $443.7 million for the three months ended December 31, 2025 and 2024, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.
Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, was as follows:

	December 31, 2025	September 30, 2025
	(in millions)
Current assets	$1,557.5	$1,537.7
Non-current assets	675.3	708.0
Total assets	$2,232.8	$2,245.7

Current liabilities	$1,095.5	$1,107.8
Non-current liabilities	113.0	92.4
Total liabilities	1,208.5	1,200.2
Joint ventures’ equity	1,024.3	1,045.5
Total liabilities and joint ventures’ equity	$2,232.8	$2,245.7

AECOM’s investment in unconsolidated joint ventures	$146.5	$138.1

	Three Months Ended
	December 31, 2025	December 31, 2024
	(in millions)
Revenue	$768.7	$727.7
Cost of revenue	731.8	691.6
Gross profit	$36.9	$36.1
Net income	$35.4	$36.8

Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Three Months Ended
	December 31, 2025	December 31, 2024
	(in millions)
Pass-through joint ventures	$9.1	$8.4
Other joint ventures	0.7	1.2
Total	$9.8	$9.6
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
The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three months ended December 31, 2025 and 2024:

	Three Months Ended
	December 31, 2025		December 31, 2024
	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic benefit cost:
Interest cost on projected benefit obligation	1.9	10.0	2.0	9.9
Expected return on plan assets	(1.3)	(13.8)	(1.2)	(12.8)
Amortization of net loss (gain)	1.0	(0.1)	0.9	(0.3)
Net periodic benefit cost (credit)	$1.6	$(3.9)	$1.7	$(3.2)
The total amounts of employer contributions paid for the three months ended December 31, 2025 were $2.4 million for U.S. plans and $6.4 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2026 are $8.5 million for U.S. plans and $18.2 million for non-U.S. plans.
7.    Debt
Debt consisted of the following:

	December 31, 2025	September 30, 2025
	(in millions)
Credit Agreement	$1,438.2	$1,439.9
2033 Senior Notes	1,200.0	1,200.0
Other debt	100.3	103.8
Total debt	2,738.5	2,743.7
Less: Current portion of debt and short-term borrowings	(65.9)	(66.3)
Less: Unamortized debt issuance costs	(28.8)	(30.2)
Long-term debt	$2,643.8	$2,647.2

The following table presents, in millions, scheduled maturities of the Company’s debt as of December 31, 2025:

Fiscal Year
2026 (nine months remaining)	$56.5
2027	32.6
2028	23.6
2029	762.7
2030	7.0
Thereafter	1,856.1
Total	$2,738.5
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
The Credit Agreement contains customary negative covenants that include, among other things, limitations on the ability of the Company and certain of its subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets and transact with affiliates. The Company is also required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenant”). The Financial Covenant does not apply to the New Term B Facility. As of December 31, 2025, the Company was in compliance with the covenants of the Credit Agreement.

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
At December 31, 2025 and September 30, 2025, letters of credit totaled $4.4 million and $4.4 million, respectively, under the Company’s New Revolving Credit Facility. As of December 31, 2025 and September 30, 2025, the Company had $1,495.6 million and $1,495.6 million, respectively, available under its New Revolving Credit Facility.
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
2033 Senior Notes

On July 22, 2025, the Company completed an offering of $1,200,000,000 aggregate principal amount of its 6.000% Senior Notes due 2033 (the “2033 Senior Notes”). As of December 31, 2025, the estimated fair value of the 2033 Senior Notes was approximately $1,222.5 million. The fair value of the 2033 Senior Notes as of December 31, 2025 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2033 Senior Notes.

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

The Company was in compliance with the covenants related to the 2033 Senior Notes as of December 31, 2025.

Other Debt and Other Items
Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At December 31, 2025 and September 30, 2025, these outstanding standby letters of credit totaled $926.6 million and $899.4 million, respectively. As of December 31, 2025, the Company had $399.0 million available under these unsecured credit facilities.

Effective Interest Rate
The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap and interest rate cap agreements, during the three months ended December 31, 2025 and 2024 was 5.3% and 5.2%, respectively.
Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three months ended December 31, 2025 of $1.4 million, and for the three months ended December 31, 2024 of $1.4 million.

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

December 31, 2025
Notional Amount Currency	Notional Amount (in millions)	Fixed Rate	Effective Date	Expiration Date
USD	400.0	1.283%	February 2023	March 2028

September 30, 2025
Notional Amount Currency	Notional Amount (in millions)	Fixed Rate	Effective Date	Expiration Date
USD	400.0	1.283%	February 2023	March 2028
In the fourth quarter of fiscal 2021, the Company entered into interest rate swap agreements with a notional value of $400.0 million to manage the interest rate exposure of its variable rate loans. The swaps became effective February 2023 and terminate in March 2028. By entering into the swap agreements, the Company converted a portion of the SOFR rate-based liability into a fixed rate liability. The Company pays a fixed rate of 1.283% and receives payment at the prevailing one-month SOFR.
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
See Note 14 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the three months ended December 31, 2025 and 2024. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

Other Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the three months ended December 31, 2025 and 2024.
Fair Value Measurements
The fair values of the interest rate swap and interest rate cap agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as SOFR rate curves, futures, volatilities and basis spreads (when applicable).
As discussed in Note 3, the Company received an equity investment in the civil infrastructure construction business buyer and concurrently participated as a member of a lending group in a revolving credit facility. The Company elected the fair value option for its equity investment due to the availability of quoted prices of identical assets. The fair value option was also elected for the credit facility investment. Changes in fair value of both investments are classified within other income on the consolidated statements of operations. The Company records interest income at the stated coupon rate of the credit facility and classifies it within interest income on the consolidated statement of operations. Fair value for the equity investment is determined using Level 1 inputs, and fair value of the credit facility investment is determined using Level 3 inputs, such as estimated cash flows and estimated discount rates. The Company recorded a gain of $1.0 million and $5.0 million in other income in the first three months of fiscal 2026 and 2025, respectively, representing the increase in fair value of these investments.
In the fourth quarter of fiscal 2025, the Company issued contingent consideration in connection with the acquisition of a business, with a maximum value of $17.7 million. The contingent consideration is a liability that is measured at fair value with changes in fair value reported in other income. The contingent consideration is measured using Level 2 inputs, such as quoted market prices and volatilities. The Company recorded a gain of $4.1 million in other income in the first three months of fiscal 2026.

Below are the Company's non-pension financial assets and liabilities recorded at fair value on a recurring basis within the ASC 820-10 fair value hierarchy:

	December 31, 2025
	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Interest rate contracts	Other current assets	$—	$8.3	$—	$8.3
Interest rate contracts	Other non-current assets	—	8.8	—	8.8
Interest rate contracts	Other current liabilities	—	(2.2)	—	(2.2)
Interest rate contracts	Other long-term liabilities	—	(2.3)	—	(2.3)
Credit facility investment	Other non-current assets	—	—	23.0	23.0
Contingent Consideration	Other long-term liabilities	—	(3.4)	—	(3.4)
Equity investment	Other non-current assets	23.6	—	—	23.6
Total net assets at fair value		$23.6	$9.2	$23.0	$55.8

	September 30, 2025
	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Interest rate contracts	Other current assets	$—	$9.0	$—	$9.0
Interest rate contracts	Other non-current assets	—	10.0	—	10.0
Interest rate contracts	Other current liabilities	—	(1.8)	—	(1.8)
Interest rate contracts	Other long-term liabilities	—	(2.8)	—	(2.8)
Credit facility investment	Other non-current assets	—	—	17.4	17.4
Contingent Consideration	Other long-term liabilities	—	(7.5)	—	(7.5)
Equity investment	Other non-current assets	21.9	—	—	21.9
Total net assets at fair value		$21.9	$6.9	$17.4	$46.2
The table below sets forth a summary of changes in the fair value of the Company's Level 3 investment assets:

	Three Months Ended December 31, 2025
	Beginning Balance	Investment Gains/(Losses)	Interest Earned	Loans	Collections	Ending Balance
Credit facility investment including accrued interest	$17.4	(0.8)	0.4	6.0		$23.0
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

Restricted stock units and PEP unit activity for the three months ended December 31 was as follows:

	2025				2024
	Restricted Stock Units	Weighted Average Grant-Date Fair Value	PEP Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value	PEP Units	Weighted Average Grant-Date Fair Value
	(in millions)		(in millions)		(in millions)		(in millions)
Outstanding at September 30,	0.7	$95.64	0.6	$109.74	0.8	$83.96	0.7	$95.38
Granted	0.3	$97.98	0.3	$90.09	0.2	$111.45	0.2	$129.50
PEP units earned	—	$—	0.1	$94.82	—	$—	0.1	$85.46
Vested	(0.2)	$83.30	(0.3)	$94.82	(0.2)	$74.63	(0.3)	$85.46
Cancelled	0.0	$86.63	0.0	$105.03	0.0	$84.14	0.0	$104.43
Outstanding at December 31,	0.8	$99.99	0.7	$106.74	0.8	$95.45	0.7	$109.68
Total compensation expense related to these share-based payments including stock options was $16.0 million and $16.8 million during the three months ended December 31, 2025 and 2024, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of December 31, 2025 and September 30, 2025 was $143.8 million and $106.7 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.
10.   Income Taxes
The Company’s effective tax rate was 19.7% and 13.4% for the three months ended December 31, 2025 and 2024, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the three-month period ended December 31, 2025 were a tax benefit of $15.1 million related to income tax credits and incentives, and tax expense of $13.2 million related to foreign residual income. All these items are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year.
The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the three-month period ended December 31, 2024 were a tax benefit of $20.1 million related to deferred tax assets recognized due to legal entity restructuring, a tax benefit of $17.6 million related to income tax credits and incentives, tax expense of $15.1 million related to foreign residual income, and tax expense of $6.1 million related to state income taxes.

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
The Company is currently under tax audit in several jurisdictions including the U.S. where its federal income tax returns for fiscal 2017 through 2020 are being examined by the IRS. Disputes can arise with tax authorities involving issues related to the timing of deductions, the calculation and use of credits, and the taxation of income in various tax jurisdictions because of differing interpretations or application of tax laws, regulations, and relevant facts. The IRS is currently auditing certain tax credits and the methodology for calculating the credits. The Company will continue to monitor developments related to the examination and will adjust the reserve as necessary based on changes in facts and circumstances, including the resolution of the audit.
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
11.   Earnings Per Share
Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three months ended December 31, 2025 and 2024, equity awards excluded from the calculation of potential common shares were not significant.
The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended
	December 31, 2025	December 31, 2024
	(in millions)
Denominator for basic earnings per share	130.9	132.5
Potential common shares	1.1	1.1
Denominator for diluted earnings per share	132.0	133.6
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
The components of lease expenses are as follows:

	Three Months Ended
	December 31, 2025	December 31, 2024
	(in millions)
Operating lease cost	$36.9	$36.9
Finance lease cost:
Amortization of right-of-use assets	8.9	8.1
Interest on lease liabilities	1.0	0.9
Variable lease cost	8.3	8.2
Total lease cost	$55.1	$54.1

Additional balance sheet information related to leases is as follows:

		As of	As of
(in millions except as noted)	Balance Sheet Classification	December 31, 2025	September 30, 2025
Assets:
Operating lease assets	Operating lease right-of-use assets	$448.4	$463.5
Finance lease assets	Property and equipment – net	71.5	74.4
Total lease assets		$519.9	$537.9

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$129.4	$132.4
Finance lease liabilities	Current portion of long-term debt	32.3	31.9
Total current lease liabilities		161.7	164.3
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	498.4	516.0
Finance lease liabilities	Long-term debt	41.2	44.3
Total non-current lease liabilities		$539.6	$560.3

	As of	As of
	December 31, 2025	September 30, 2025
Weighted average remaining lease term (in years):
Operating leases	5.9	6.1
Finance leases	2.6	2.7
Weighted average discount rates:
Operating leases	5.3%	5.2%
Finance leases	4.8%	4.8%
Additional cash flow information related to leases is as follows:

	Three Months Ended
	December 31, 2025	December 31, 2024
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43.1	$41.9
Operating cash flows from finance leases	1.0	0.9
Financing cash flows from finance leases	8.6	7.5
Right-of-use assets obtained in exchange for new operating leases	12.4	21.6
Right-of-use assets obtained in exchange for new finance leases	5.7	17.9

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases
Fiscal Year	(in millions)
2026 (nine months remaining)	$123.3	$26.9
2027	139.5	27.8
2028	121.2	17.6
2029	99.9	6.1
2030	76.8	0.2
Thereafter	176.7	—
Total lease payments	$737.4	$78.6
Less: Amounts representing interest	$(109.6)	$(5.1)
Total lease liabilities	$627.8	$73.5
13.   Other Financial Information
Accrued expenses and other current liabilities consist of the following:

	December 31, 2025	September 30, 2025
	(in millions)
Accrued salaries and benefits	$566.2	$727.0
Accrued contract costs	1,479.2	1,419.0
Other accrued expenses	359.2	344.5
Total	$2,404.6	$2,490.5
Accrued contract costs above include balances related to professional liability accruals of $883.2 million and $893.7 million as of December 31, 2025 and September 30, 2025, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of December 31, 2025 and September 30, 2025. The Company did not have material revisions to estimates for contracts where revenue is recognized using the input method during the three months ended December 31, 2025 and 2024. During the first three months of fiscal 2026 the Company incurred restructuring and acquisition expenses of $27.9 million, including personnel and other costs of $26.3 million and real estate costs of $1.6 million, of which $15.0 million was accrued and unpaid at December 31, 2025. During the first three months of fiscal 2025, the Company did not initiate any new transformational restructuring activities.
On November 18, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.31 per share, which was paid on January 23, 2026 to stockholders of record as of the close of business on January 7, 2026. As of December 31, 2025, accrued and unpaid dividends totaled $42.6 million and were classified within other accrued expenses on the consolidated balance sheet.
14.   Reclassifications out of Accumulated Other Comprehensive Loss
The accumulated balances and reporting period activities for the three months ended December 31, 2025 and 2024 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2025	$(251.4)	$(652.4)	$10.8	$(893.0)
Other comprehensive (loss) income before reclassification	0.4	5.3	0.5	6.2
Amounts reclassified from accumulated other comprehensive (loss) income	0.6		(1.8)	(1.2)
Balances at December 31, 2025	$(250.4)	$(647.1)	$9.5	$(888.0)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2024	$(252.0)	$(646.5)	$15.8	$(882.7)
Other comprehensive (loss) income before reclassification	13.8	(105.5)	11.9	(79.8)
Amounts reclassified from accumulated other comprehensive (loss) income	0.5	—	(2.8)	(2.3)
Balances at December 31, 2024	$(237.7)	$(752.0)	$24.9	$(964.8)
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
In the ordinary course of business, the Company may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. The Company’s unsecured credit arrangements are used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At December 31, 2025 and September 30, 2025, these outstanding standby letters of credit totaled $926.6 million and $899.4 million, respectively. As of December 31, 2025, the Company had $399.0 million available under these unsecured credit facilities. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.
At December 31, 2025, the Company was contingently liable in the amount of approximately $931.0 million in issued standby letters of credit and $6.3 billion in issued surety bonds primarily to support project execution.
In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.
The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At December 31, 2025, the Company has capital commitments of $5.1 million to the Fund over the next 3 years.
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

16.   Reportable Segments
The Company manages its operations under three reportable segments according to their geographic regions and business activities. In identifying its reportable segments, the Company considered the financial information provided to its chief operating decision maker (CODM), who is the chief executive officer. The financial data is organized by geographic region and global business lines. The CODM uses this information to allocate resources and assess the performance of the segments primarily based on revenue less pass-through revenue and attributable earnings before interest, tax, and amortization expense along with forecasts, market activity, and other non-financial information. Information provided to the CODM for purposes of making operating decisions and evaluating segment performance excludes asset-related information. After considering various factors, including the development and utilization of financial data to the CODM, the Company concluded that identifying its operating segments by geography was consistent with the objectives of ASC 280-10. Certain operating segments have been aggregated based on similar characteristics, including long-term financial performance, the nature of services provided, internal process for delivering those services, and types of customers, to arrive at the Company’s reportable segments. The Company’s Americas reportable segment provides planning, consulting, architectural and engineering design services, and construction management services to public and private clients in the United States, Canada, and Latin America and is comprised of the Design and Consulting Services Americas and Construction Management operating segments. The Company’s International reportable segment provides similar professional services to public and private clients in Europe and India, the Middle East and Africa, Asia, and Australia and New Zealand and is comprised of the operating segments in those geographic regions. The Company’s AECOM Capital (ACAP) operating segment is its own reportable segment and primarily invests in and develops real estate projects. Certain expenses that are determined to be related to the Company as a whole are not deemed to be part of an operating segment but are reported within Corporate.
The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Americas	International	AECOM Capital	Total
	($ in millions)
Three Months Ended December 31, 2025:
Revenue	$2,977.3	$853.5	$—	$3,830.8
Subcontractor and other direct costs	(1,862.6)	(117.3)	—	(1,979.9)
Employee compensation expense	(756.0)	(567.1)	—	(1,323.1)
Equity in earnings of joint ventures	4.5	4.6	0.7	9.8
Other segment items	(155.6)	(92.1)	(1.8)	(249.5)
Earnings before income taxes and amortization	$207.6	$81.6	$(1.1)	$288.1

Three Months Ended December 31, 2024:
Revenue	$3,112.0	$902.0	$0.2	$4,014.2
Subcontractor and other direct costs	(2,061.0)	(151.8)	—	(2,212.8)
Employee compensation expense	(708.4)	(566.8)	—	(1,275.2)
Equity in earnings of joint ventures	5.5	2.9	1.2	9.6
Other segment items	(154.6)	(108.9)	(2.4)	(265.9)
Earnings before income taxes and amortization	$193.5	$77.4	$(1.0)	$269.9
Other segment items include rent expenses, depreciation, nonoperating income, and deduction for earnings attributable to noncontrolling interests as well as other costs. The table below reconciles total segment attributable earnings before taxes and amortization to income from continuing operations before taxes:

	Three Months Ended
	December 31 2025	December 31 2024
Total segment attributable earnings before taxes and amortization	$288.1	$269.9
General and administrative expenses	(39.1)	(38.1)
Restructuring and acquisition costs	(27.9)	—
Other income	4.0	3.7
Interest income	13.7	16.6
Interest expense	(45.3)	(43.0)
Amortization expense	(12.9)	(1.1)
Income attributable to noncontrolling interests from continuing operations	17.7	10.0
Income from continuing operations before taxes	$198.3	$218.0

Reportable Segments:	Americas	International	AECOM Capital	Corporate and Assets Held for Sale	Total
	(In millions)
As of December 31, 2025:
Total assets	$7,797.6	$2,816.4	$35.1	$1,290.9	$11,940.0
Investments in unconsolidated joint ventures	49.3	63.8	33.4	—	146.5
Three Months Ended December 31, 2025:
Capital expenditures	15.4	12.2	—	0.4	28.0
Depreciation and amortization	$(39.2)	$(10.5)	$—	$(2.3)	$(52.0)

As of September 30, 2025:
Total assets	$7,866.9	$2,702.9	$41.6	$1,588.8	$12,200.2
Investment in unconsolidated joint ventures	44.0	56.6	37.5	—	138.1
Three Months Ended December 31, 2024:
Capital expenditures	36.0	17.6	—	1.2	54.8
Depreciation and amortization	$(23.3)	$(16.8)	$—	$(2.2)	$(42.3)

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business, operations and strategy, and infrastructure consulting industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to our future revenues, expenditures and business trends; future reduction of our self-perform at-risk construction exposure; future accounting estimates; future contractual performance obligations; future conversions of backlog; future capital allocation priorities, including common stock repurchases, future trade receivables, future debt pay downs; future post-retirement expenses; future tax benefits and expenses, and the impact of future tax laws; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; future costs savings; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; government shutdowns; changes in administration or other funding directives and circumstances that cause governmental agencies to modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; long-term government contracts are subject to uncertainties related to government contract appropriations; losses under fixed-price contracts; limited control over operations run through our joint venture entities; liability for misconduct by our employees or consultants; changes in government laws, regulations and policies, including failure to comply with laws or regulations applicable to our business; maintaining adequate surety and financial capacity; potential high leverage and inability to service our debt and guarantees; our capital allocation strategy, including our ability to continue payment of dividends and repurchase stock; exposure to political and economic risks in different countries, including tariffs and trade policies, geopolitical events, and conflicts; inflation, currency exchange rates and interest rate fluctuations; changes in capital markets and stock market volatility; retaining and recruiting key technical and management personnel; legal claims and litigation; inadequate insurance coverage; environmental law compliance and inadequate nuclear indemnification; unexpected adjustments and cancellations related to our backlog; partners and third parties who may fail to satisfy their legal obligations; managing pension costs; AECOM Capital’s real estate development; cybersecurity issues, IT outages and data privacy; risks associated with the benefits and costs of the sale of our Management Services and self-perform at-risk civil infrastructure, power construction, and oil and gas construction businesses, including the risk that any purchase adjustments from those transactions could be unfavorable and any future proceeds owed to us as part of the transactions could be lower than we expect; risks associated with our strategic initiatives, including AI investments and potential acquisitions and divestitures, as well as other additional risks and factors discussed in this Quarterly Report on Form 10‑Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.
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
•Americas: Planning, advisory, consulting, architectural and engineering design, construction management and program management services to public and private clients in the United States, Canada, and Latin America in major end markets such as transportation, water, government, facilities, environmental, and energy. As previously announced, the strategic review of our construction management business has been completed, and we intend to continue to own and operate the business.
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
At December 31, 2025, we had approximately $336 million remaining of the Board’s stock repurchase authorization. On February 4, 2026, the Board approved an increase in our stock repurchase authorization to $1.0 billion. We intend to deploy future available cash towards dividends and stock repurchases consistent with our returns driven capital allocation policy.
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
There were two business acquisitions consummated during the year ended September 30, 2025. The Company accounted for these acquisitions as business combinations and preliminarily estimated the amount of identifiable assets and the results of operations of the acquired companies have been included in our consolidated results since the dates of acquisition. Those results of operations were not material to our consolidated results. The initial accounting for these acquisitions is not complete as of December 31, 2025 as the Company continues to assess the value of the tax liabilities and the acquired intellectual property, including digital assets.

Results of Operations
Three months ended December 31, 2025 compared to the three months ended December 31, 2024
Consolidated Results

	Three Months Ended
	December 31, 2025	December 31, 2024	Changes
			$	%
	($ in millions)
Revenue	$3,830.8	$4,014.2	$(183.4)	(4.6)%
Cost of revenue	3,549.8	3,745.8	(196.0)	(5.2)
Gross profit	281.0	268.4	12.6	4.7
Equity in earnings of joint ventures	9.8	9.6	0.2	2.1
General and administrative expenses	(40.9)	(40.5)	(0.4)	1.0
Restructuring and acquisition costs	(27.9)	—	(27.9)	—
Income from operations	222.0	237.5	(15.5)	(6.5)
Other income	7.9	6.9	1.0	14.5
Interest income	13.7	16.6	(2.9)	(17.5)
Interest expense	(45.3)	(43.0)	(2.3)	5.3
Income from continuing operations before taxes	198.3	218.0	(19.7)	(9.0)
Income tax expense for continuing operations	39.0	29.3	9.7	33.1
Net income from continuing operations	159.3	188.7	(29.4)	(15.6)
Net loss from discontinued operations	(65.9)	(9.6)	(56.3)	586.5
Net income	93.4	179.1	(85.7)	(47.9)
Net income attributable to noncontrolling interests from continuing operations	(18.9)	(11.3)	(7.6)	67.3
Net income attributable to noncontrolling interests from discontinued operations	—	(0.8)	0.8	(100.0)
Net income attributable to noncontrolling interests	(18.9)	(12.1)	(6.8)	56.2
Net income attributable to AECOM from continuing operations	140.4	177.4	(37.0)	(20.9)
Net loss attributable to AECOM from discontinued operations	(65.9)	(10.4)	(55.5)	533.7
Net income attributable to AECOM	$74.5	$167.0	$(92.5)	(55.4)%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31, 2025	December 31, 2024
Revenue	100.0%	100.0%
Cost of revenue	92.7	93.3
Gross profit	7.3	6.7
Equity in earnings of joint ventures	0.3	0.2
General and administrative expenses	(1.1)	(1.0)
Restructuring and acquisition costs	(0.7)	0.0
Income from operations	5.8	5.9
Other income	0.2	0.2
Interest income	0.4	0.4
Interest expense	(1.2)	(1.1)
Income from continuing operations before taxes	5.2	5.4
Income tax expense for continuing operations	1.0	0.7
Net income from continuing operations	4.2	4.7
Net loss from discontinued operations	(1.8)	(0.2)
Net income	2.4	4.5
Net income attributable to noncontrolling interests from continuing operations	(0.5)	(0.3)
Net income attributable to noncontrolling interests from discontinued operations	0.0	0.0
Net income attributable to noncontrolling interests	(0.5)	(0.3)
Net income attributable to AECOM from continuing operations	3.7	4.4
Net loss attributable to AECOM from discontinued operations	(1.8)	(0.2)
Net income attributable to AECOM	1.9%	4.2%
Revenue

Our revenue for the three months ended December 31, 2025 decreased $183.4 million, or 4.6%, to $3,830.8 million as compared to $4,014.2 million for the corresponding period last year. Revenue for the three months ended December 31, 2025 was lower by approximately 3 percentage points due to fewer working days compared to the same period in the prior year.
The Company's portion of revenue excluding pass-through revenue attributable to subcontractors increased for the three-month periods ended December 31, 2025. Underlying revenue excluding pass-through revenues increased across most of our end markets as a result of increased investment by large, publicly financed, global programs with infrastructure incentive and spending including including the Infrastructure Investment and Jobs Act and the One Big Beautiful Bill Act in the U.S. and similar large programs in our largest end markets globally. Additionally, a clear trend emerging globally across our markets is the rapid acceleration in national defense spending, and this is contributing to our revenue growth as well as driving growth in our backlog and pipeline of opportunities. Our Water end market has been benefiting from increased investment to address drought, flooding, emerging contaminant remediation, water storage, and clean and safe drinking water. Our Transportation end market has been benefiting from incremental investments across the globe to modernize transportation infrastructure and address growth and urbanization trends, while our Environment end market has been benefiting from infrastructure that requires permitting, compliance, and remediation as well as investments in energy. Our Facilities end market has been benefiting from positive public sector investment, trends in asset maintenance and repositioning as well as demand for modern, efficient facilities. The quantification of the impact of these trends by end market is noted within our Americas and International reportable segments discussion below, where applicable, and represents substantially all of our revenue change.

In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because these pass-through revenues can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Pass-through revenues for the quarters ended December 31, 2025 and 2024 were $2.0 billion and $2.2 billion, respectively. Pass-through revenue as a percentage of total revenue was 52% and 55% during the three months ended December 31, 2025 and 2024, respectively.
Cost of Revenue
Our cost of revenue decreased to $3,549.8 million for the three months ended December 31, 2025 compared to $3,745.8 million for the corresponding period last year, a decrease of $196.0 million, or 5.2%.
Substantially all of the change in our cost of revenue for the three months ended December 31, 2025 occurred in our Americas and International reportable segments, which is discussed in more detail below.
Gross Profit
Our gross profit for the three months ended December 31, 2025 increased $12.6 million, or 4.7%, to $281.0 million as compared to $268.4 million for the corresponding period last year. For the three months ended December 31, 2025, gross profit, as a percentage of revenue, increased to 7.3% from 6.7% in the corresponding period last year.
Gross profit changes were due to the reasons noted in our Americas and International reportable segments below.
Equity in Earnings of Joint Ventures
Our equity in earnings of joint ventures for the three months ended December 31, 2025 was $9.8 million as compared to $9.6 million in the corresponding period last year.
General and Administrative Expenses
Our general and administrative expenses for the three months ended December 31, 2025 increased $0.4 million, or 1.0%, to $40.9 million as compared to $40.5 million for the corresponding period last year. For the three months ended December 31, 2025, general and administrative expenses, as a percentage of revenue, increased to 1.1% from 1.0% in the corresponding period last year.
Restructuring and Acquisition Costs
Restructuring and acquisition costs are comprised of personnel costs, real estate costs, and costs associated with business acquisitions and exits. During the three months ended December 31, 2025, we incurred total restructuring and acquisition costs of $27.9 million, primarily related to actions taken for acquisitions and optimizing our organization structure. No new restructuring costs were incurred during the three months ended December 31, 2024.
Other Income
Our other income for the three months ended December 31, 2025 was $7.9 million compared to $6.9 million for the corresponding period last year.
The increase in other income for the three months ended December 31, 2025 was primarily due to the increase in fair value of our investments measured at fair value.
Interest Income
Our interest income for the three months ended December 31, 2025 decreased to $13.7 million from $16.6 million for the corresponding period last year.
The decrease in interest income for the three months ended December 31, 2025 was primarily due to a decrease in our interest-bearing assets.

Interest Expense
Our interest expense for the three months ended December 31, 2025 was $45.3 million as compared to $43.0 million for the corresponding period last year.
The increase in interest expense for the three months ended December 31, 2025 was primarily due to an increase in our interest-bearing liabilities.
Income Tax Expense
Our income tax expense for the three months ended December 31, 2025 was $39.0 million as compared to $29.3 million in the corresponding period last year. The increase in tax expense for the current period compared to the corresponding period last year was due primarily to a tax benefit of $20.1 million recognized in the first quarter of fiscal 2025 related to deferred tax assets, partially offset by the tax impact of a decrease in pre-tax income of $19.6 million, tax benefit of $3.1 million related to return to provision adjustments, and a reduction in tax expense of $2.6 million related to state income taxes.
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
Net loss from discontinued operations was $65.9 million for the three months ended December 31, 2025 compared to net loss of $9.6 million for the three months ended December 31, 2024, an increase of $56.3 million.
The increase in net loss from discontinued operations for the three months ended December 31, 2025 was primarily due to a change in our expected recovery on a deactivation, demolition, and removal project in the current year.
Net Income Attributable to AECOM
The factors described above resulted in net income attributable to AECOM of $74.5 million for the three months ended December 31, 2025 as compared to net income attributable to AECOM of $167.0 million for the three months ended December 31, 2024.
Results of Operations by Reportable Segment
Americas

	Three Months Ended
	December 31, 2025	December 31, 2024	Change
			$	%
	($ in millions)
Revenue	$2,977.3	$3,112.0	$(134.7)	(4.3)%
Cost of revenue	2,767.7	2,921.8	(154.1)	(5.3)
Gross profit	$209.6	$190.2	$19.4	10.2%
The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31, 2025	December 31, 2024
Revenue	100.0%	100.0%
Cost of revenue	93.0%	93.9
Gross profit	7.0%	6.1%

Revenue

Revenue for our Americas segment for the three months ended December 31, 2025 decreased $134.7 million, or 4.3%, to $2,977.3 million as compared to $3,112.0 million for the corresponding period last year.

The decrease in revenue was primarily due to a $198.4 million decrease in pass-through revenues on contracts for which we subcontract work on behalf of our clients compared to the corresponding period in the prior year. Revenue for the three months ended December 31, 2025 was also adversely affected by approximately 3 percentage points due to fewer working days compared to the corresponding period in the prior year. The decrease in revenue from the Americas was primarily due to our Facilities end market, which decreased $191.2 million, or 9.9%, and was partially offset from increased project activity in our Transportation end market of $36.2 million, or 6.3%, and an increase in our Water and Environment end markets of $43.8 million, or 8.1%, compared to the corresponding period last year.
Cost of Revenue
Cost of revenue for our Americas segment for the three months ended December 31, 2025 decreased by $154.1 million, or 5.3%, to $2,767.7 million compared to $2,921.8 million for the corresponding period last year.
The decrease in cost of revenue for the three months ended December 31, 2025 was primarily due to fewer working days for the first three months of fiscal year 2026 and the decreases in subcontractor and other direct costs offset by increased project activity.
Gross Profit
Gross profit for our Americas segment for the three months ended December 31, 2025 increased $19.4 million, or 10.2%, to $209.6 million as compared to $190.2 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 7.0% of revenue for the three months ended December 31, 2025 from 6.1% in the corresponding period last year.
The increase in gross profit and gross profit as a percentage of revenue for the three months ended December 31, 2025 was primarily due to the benefit from restructuring actions taken last year, growth in enterprise capability centers, ongoing continuous improvement initiatives, and growth in higher margin advisory services.
International

	Three Months Ended
	December 31, 2025	December 31, 2024	Change
			$	%
	($ in millions)
Revenue	$853.5	$902.0	$(48.5)	(5.4)%
Cost of revenue	782.1	824.0	(41.9)	(5.1)
Gross profit	$71.4	$78.0	$(6.6)	(8.5)%
The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended
	December 31, 2025	December 31, 2024
Revenue	100.0%	100.0%
Cost of revenue	91.6	91.4
Gross profit	8.4%	8.6%
Revenue
Revenue for our International segment for the three months ended December 31, 2025 decreased $48.5 million, or 5.4%, to $853.5 million as compared to $902.0 million for the corresponding period last year.

The decrease in revenue for the three months ended December 31, 2025 was primarily due to a 3 percentage point decrease in working days, and by a decrease in pass-through revenues of $34.5 million, compared to the corresponding period in the prior year. Revenue decreased in our Facilities end market by $51.1 million, or 13.4%, and in our Transportation end market by $29.5 million, or 9.8%, partially offset by increased project activity in our Water and Environment end market of $26.5 million, or 13.9%, compared to the corresponding period last year.
Cost of Revenue
Cost of revenue for our International segment for the three months ended December 31, 2025 decreased $41.9 million, or 5.1%, to $782.1 million as compared to $824.0 million for the corresponding period last year.
The decrease in cost of revenue for the three months ended December 31, 2025 was due to fewer working days in the first three months of fiscal year 2026 and the decreases in subcontractor and other direct costs as well as improved project execution.
Gross Profit
Gross profit for our International segment for the three months ended December 31, 2025 decreased $6.6 million, or 8.5%, to $71.4 million as compared to $78.0 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 8.4% of revenue for the three months ended December 31, 2025 from 8.6% in the corresponding period last year.
The decreases in gross profit and gross profit as a percentage of revenue for the three months ended December 31, 2025 were primarily due to decreases in Asia and Australia, which were partially offset by an increase in Europe.
AECOM Capital

	Three Months Ended
	December 31, 2025	December 31, 2024	Change
			$	%
	($ in millions)
Revenue	$—	$0.2	$(0.2)	(100.0)%
Equity in earnings of joint ventures	0.7	1.2	(0.5)	(41.7)%
General and administrative expenses	$(1.8)	$(2.4)	$0.6	(25.0)%
Equity in earnings of joint ventures for the three months ended December 31, 2025 decreased $0.5 million, or 41.7%, to $0.7 million compared to $1.2 million for the corresponding period last year. The decrease in equity in earnings of joint ventures for the three months ended December 31, 2025 was primarily due to favorable earnings of an investment in the prior year compared to the current year.
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

Liquidity and Capital Resources
Cash Flows
Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of common stock, dividend payments, and refinancing or repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next twelve months. We expect to spend approximately $36 million for restructuring costs in fiscal 2026 associated with restructuring actions taken in prior periods that are expected to deliver continued margin improvement and efficiencies.
Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At December 31, 2025, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and, therefore, we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.
At December 31, 2025, cash and cash equivalents were $1,246.7 million, a decrease of $339.0 million from $1,585.7 million at September 30, 2025.
Net cash provided by operating activities was $70.2 million for the three months ended December 31, 2025 as compared to $151.1 million for the three months ended December 31, 2024. The change was primarily attributable to a decrease in net income of approximately $85.7 million, and an increase in cash used by changes in working capital of $97.3 million, partially offset by an increase in adjustments for non-cash items of approximately $102.3 million. The sale of trade receivables to financial institutions included in operating cash flows increased $12.3 million during the three months ended December 31, 2025 compared to the three months ended December 31, 2024. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.
Net cash used in investing activities was $34.8 million for the three months ended December 31, 2025, as compared to $24.7 million for the three months ended December 31, 2024. The change was primarily attributable to a $23.3 million increase in investments in unconsolidated joint ventures partially offset by a decrease in cash payments for capital expenditures of approximately $11.9 million.
Net cash used in financing activities was $374.2 million for the three months ended December 31, 2025 as compared to $121.3 million for the three months ended December 31, 2024. The change from the prior year was primarily attributable to a $270.7 million increase in cash used to repurchase common stock. Total borrowings under our Credit Agreement may vary during the period as we regularly draw and repay amounts to fund working capital.
Working Capital
Working capital, or current assets less current liabilities, decreased $191.3 million, or 23.9%, to $610.1 million at December 31, 2025 from $801.4 million at September 30, 2025. Net accounts receivable and contract assets, net of contract liabilities, increased to $3,292.3 million at December 31, 2025 from $3,194.4 million at September 30, 2025.
Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 77 days at December 31, 2025 compared to 74 days at September 30, 2025.
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
Debt
Debt consisted of the following:

	December 31, 2025	September 30, 2025

	(in millions)
Credit Agreement	$1,438.2	$1,439.9
2033 Senior Notes	1,200.0	1,200.0
Other debt	100.3	103.8
Total debt	2,738.5	2,743.7
Less: Current portion of debt and short-term borrowings	(65.9)	(66.3)
Less: Unamortized debt issuance costs	(28.8)	(30.2)
Long-term debt	$2,643.8	$2,647.2
The following table presents, in millions, scheduled maturities of our debt as of December 31, 2025:

Fiscal Year
2026 (nine months remaining)	$56.5
2027	32.6
2028	23.6
2029	762.7
2030	7.0
Thereafter	1,856.1
Total	$2,738.5
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
The Credit Agreement contains customary negative covenants that include, among other things, limitations on our ability and certain of our subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of our business, consummate mergers, consolidations and the sale of all or substantially all of our respective assets and transact with affiliates. We are also required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis (the “Financial Covenant”). The Financial Covenant does not apply to the New Term B Facility. As of December 31, 2025, we were in compliance with the covenants of the Credit Agreement.
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
At December 31, 2025 and September 30, 2025, letters of credit totaled $4.4 million and $4.4 million, respectively, under our New Revolving Credit Facility. As of December 31, 2025 and September 30, 2025, we had $1,495.6 million and $1,495.6 million, respectively, available under our New Revolving Credit Facility.
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
2033 Senior Notes

On July 22, 2025, we completed an offering of $1,200,000,000 aggregate principal amount of our 6.000% Senior Notes due 2033 (the “2033 Senior Notes”). As of December 31, 2025, the estimated fair value of the 2033 Senior Notes was approximately $1,222.5 million. The fair value of the 2033 Senior Notes as of December 31, 2025 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2033 Senior Notes.

Interest is payable on the 2033 Senior Notes at a rate of 6.000% per annum. Interest on the 2033 Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2026. The 2033 Senior Notes will mature on August 1, 2033.

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

We were in compliance with the covenants related to the 2033 Senior Notes as of December 31, 2025.
Other Debt and Other Items
Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At December 31, 2025 and September 30, 2025, these outstanding standby letters of credit totaled $926.6 million and $899.4 million, respectively. As of December 31, 2025, we had $399.0 million available under these unsecured credit facilities.
Effective Interest Rate
Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements and interest rate cap agreements during the three months ended December 31, 2025 and 2024 was 5.3% and 5.2%, respectively.
Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three months ended December 31, 2025 of $1.4 million and for the three months ended December 31, 2024 of $1.4 million.
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
Under the New Revolving Credit Facility and other facilities discussed in Other Debt and Other Items above, as of December 31, 2025, there was approximately $931.0 million, including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.
We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At December 31, 2025, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $77.2 million. The total amounts of employer contributions paid for the three months ended December 31, 2025 were $2.4 million for U.S. plans and $6.4 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third-party multiemployer plans that we do not control or manage. For the year ended September 30, 2025, we contributed $2.7 million to multiemployer pension plans.

Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended September 30, 2025 for a discussion of our contractual obligations. There have been no changes, outside of the ordinary course of business, to these contractual obligations during the three months ended December 31, 2025.
Condensed Combined Financial Information
The 2033 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by some of AECOM’s directly and indirectly 100% owned subsidiaries (the Subsidiary Guarantors). Accordingly, AECOM became subject to the requirements of Rule 3-10 of Regulation S-X, as amended, regarding financial statements of guarantors and issuers of guaranteed securities. Other than customary restrictions imposed by applicable statutes, there are no restrictions on the ability of the Subsidiary Guarantors to transfer funds to AECOM in the form of cash dividends, loans or advances.
The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of December 31, 2025 and September 30, 2025, and for the three months ended December 31, 2025.
Condensed Combined Balance Sheets
Parent and Subsidiary Guarantors
(unaudited - in millions)

	December 31, 2025	September 30, 2025
Current assets	$3,187.6	$3,367.3
Non-current assets	3,112.6	3,189.2
Total assets	$6,300.2	$6,556.5

Current liabilities	$2,825.8	$2,853.8
Non-current liabilities	3,087.3	3,102.8
Total liabilities	5,913.1	5,956.6

Total stockholders’ equity	387.1	599.9
Total liabilities and stockholders’ equity	$6,300.2	$6,556.5

Condensed Combined Statement of Operations
Parent and Subsidiary Guarantors
(unaudited - in millions)

For the three months ended
December 31, 2025
Revenue	$2,205.2
Cost of revenue	2,056.0
Gross profit	149.2

Net income from continuing operations	42.2
Net loss from discontinued operations	—
Net income	$42.2

Net income attributable to AECOM	$42.2

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
The Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2025 (the “2025 Form 10-K”), and “Critical Accounting Estimates” in Part II, Item 7 of the 2025 Form 10-K describe the significant accounting policies and estimates used in the preparation of our consolidated financial statements. We have not materially changed our estimation methodology since the 2025 Form 10-K.
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
Interest Rates
Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of December 31, 2025 and September 30, 2025, we had $1,438.2 million and $1,439.9 million, respectively, in outstanding borrowings under our term credit agreements and revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.125% to 1.00% and the applicable margin that is added to borrowings in the Term SOFR rate can range from 1.125% to 2.00%. For the three months ended December 31, 2025, our weighted average floating rate borrowings were $1,629.1 million, or $929.1 million excluding borrowings with effective fixed interest rates due to interest rate swap and interest rate cap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the three months ended December 31, 2025 would have increased by $3.1 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of December 31, 2025 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table shows the repurchase activity for each of the three months ended December 31, 2025:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)

October 1 - 31, 2025	—	$—	—	$644,400,000
November 1 - 30, 2025	1,249,676	$105.94	1,249,676	$512,000,000
December 1 - 31, 2025	1,725,594	$102.10	1,725,594	$335,800,000
Total	2,975,270		2,975,270
_____________________________________________________________
(1)On November 15, 2024, the Board approved an increase in the Company’s repurchase authorization up to an aggregate amount of $1.0 billion with no expiration date. On February 4, 2026, the Board approved a subsequent increase in the Company's repurchase authorization up to an aggregate amount of $1.0 billion with no expiration date. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosure
None.

Item 5.  Other Information
During the fiscal quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following documents are filed as Exhibits to the Report:

			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Numbers	Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/21/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Certificate of Amendment of Certificate of Incorporation	Form 10-Q	3.7	5/6/2025

3.7	Third Amended and Restated Bylaws of the Company	Form 8-K	3.1	5/19/2023

10.1#*	Form Standard Terms and Conditions for Performance Earnings Program under the 2020 Stock Incentive Plan (Fiscal Year 2026)				X

10.2#	Form Standard Terms and Conditions for Restricted Stock Units under the 2020 Stock Incentive Plan (Fiscal Year 2026)				X

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL				X

# Management contract or compensatory plan or arrangement
* Portions of the exhibit have been omitted as confidential

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: February 10, 2026	By:	/S/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer