Form 10-Q
period 2026-04-03
AECOM
filed 2026-05-12
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2026, 128,522,920 shares of the registrant’s common stock were outstanding.

AECOM

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AECOM
Consolidated Balance Sheets
(unaudited - in thousands, except share data)

	March 31, 2026	September 30, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$802,442	$1,378,582
Cash in consolidated joint ventures	231,815	207,157
Total cash and cash equivalents	1,034,257	1,585,739
Accounts receivable—net	2,464,696	2,497,147
Contract assets	2,164,244	1,785,179
Prepaid expenses and other current assets	707,594	716,070
Income taxes receivable	120,604	146,092
TOTAL CURRENT ASSETS	6,491,395	6,730,227
PROPERTY AND EQUIPMENT—NET	387,887	416,164
DEFERRED TAX ASSETS—NET	352,747	295,249
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	147,066	138,056
GOODWILL	3,762,252	3,700,619
INTANGIBLE ASSETS—NET	177,837	183,284
OTHER NON-CURRENT ASSETS	215,622	254,218
OPERATING LEASE RIGHT-OF-USE ASSETS	453,649	463,479
NON - CURRENT ASSETS HELD FOR SALE	18,892	18,953
TOTAL ASSETS	$12,007,347	$12,200,249
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$2,248	$4,069
Accounts payable	2,257,135	2,260,609
Accrued expenses and other current liabilities	2,391,931	2,490,480
Income taxes payable	37,370	23,536
Contract liabilities	1,123,733	1,087,905
Current portion of long-term debt	60,714	62,217
TOTAL CURRENT LIABILITIES	5,873,131	5,928,816
OTHER LONG-TERM LIABILITIES	315,878	210,870
OPERATING LEASE LIABILITIES, NON-CURRENT	499,883	515,998
DEFERRED TAX LIABILITY-NET	74,982	67,968
PENSION BENEFIT OBLIGATIONS	113,763	133,193
LONG-TERM DEBT	2,654,282	2,647,220
TOTAL LIABILITIES	9,531,919	9,504,065

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock-authorized, 300,000,000 shares of $0.01 par value as of March 31, 2026 and September 30, 2025; issued and outstanding 128,201,913 and 131,782,371 shares as of March 31, 2026 and September 30, 2025, respectively	1,282	1,318
Additional paid-in capital	4,641,183	4,609,126
Accumulated other comprehensive loss	(896,242)	(893,027)
Accumulated deficits	(1,475,631)	(1,224,833)
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,270,592	2,492,584
Noncontrolling interests	204,836	203,600
TOTAL STOCKHOLDERS’ EQUITY	2,475,428	2,696,184
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,007,347	$12,200,249
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Revenue	$3,801,143	$3,771,613	$7,631,977	$7,785,765
Cost of revenue	3,504,643	3,480,852	7,054,487	7,226,600
Gross profit	296,500	290,761	577,490	559,165

Equity in earnings of joint ventures	9,122	6,864	18,949	16,417
General and administrative expenses	(44,301)	(40,054)	(85,140)	(80,513)
Restructuring and acquisition costs	(13,565)	—	(41,498)	—
Income from operations	247,756	257,571	469,801	495,069

Other income (loss)	10,637	(8,748)	18,456	(1,824)
Interest income	13,712	14,530	27,453	31,094
Interest expense	(50,570)	(42,205)	(95,836)	(85,239)
Income from continuing operations before taxes	221,535	221,148	419,874	439,100
Income tax expense for continuing operations	26,841	51,238	65,924	80,470
Net income from continuing operations	194,694	169,910	353,950	358,630
Net loss from discontinued operations	(4,246)	(10,370)	(70,150)	(19,886)
Net income	190,448	159,540	283,800	338,744

Net income attributable to noncontrolling interests from continuing operations	(10,588)	(15,812)	(29,420)	(27,182)
Net income attributable to noncontrolling interests from discontinued operations	—	(334)	—	(1,126)
Net income attributable to noncontrolling interests	(10,588)	(16,146)	(29,420)	(28,308)

Net income attributable to AECOM from continuing operations	184,106	154,098	324,530	331,448
Net loss attributable to AECOM from discontinued operations	(4,246)	(10,704)	(70,150)	(21,012)
Net income attributable to AECOM	$179,860	$143,394	$254,380	$310,436

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$1.43	$1.16	$2.50	$2.50
Basic discontinued operations per share	$(0.03)	$(0.08)	$(0.54)	$(0.16)
Basic earnings per share	$1.40	$1.08	$1.96	$2.34

Diluted continuing operations per share	$1.42	$1.16	$2.48	$2.48
Diluted discontinued operations per share	$(0.03)	$(0.08)	$(0.53)	$(0.15)
Diluted earnings per share	$1.39	$1.08	$1.95	$2.33

Weighted average shares outstanding:
Basic	128,728	132,432	129,808	132,466
Diluted	129,235	133,139	130,609	133,382
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Comprehensive Income
(unaudited—in thousands)

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Net income	$190,448	$159,540	$283,800	$338,744

Other comprehensive (loss) income, net of tax:
Net unrealized gain (loss) on derivatives, net of tax	1,585	(7,186)	257	1,953
Foreign currency translation adjustments	(15,099)	34,966	(9,735)	(70,995)
Pension adjustments, net of tax	5,081	(5,916)	6,130	8,395
Other comprehensive (loss) income, net of tax	(8,433)	21,864	(3,348)	(60,647)
Comprehensive income, net of tax	182,015	181,404	280,452	278,097
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(10,363)	(16,343)	(29,287)	(28,117)
Comprehensive income attributable to AECOM, net of tax	$171,652	$165,061	$251,165	$249,980
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Stockholders’ Equity
(unaudited—in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total AECOM Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
BALANCE AT SEPTEMBER 30, 2025	$1,318	$4,609,126	$(893,027)	$(1,224,833)	$2,492,584	$203,600	$2,696,184
Net income	—	—	—	254,380	254,380	29,420	283,800
Dividends declared	—	—	—	(80,518)	(80,518)	—	(80,518)
Other comprehensive loss	—	—	(3,215)	—	(3,215)	(133)	(3,348)
Issuance of stock	8	21,243	—	—	21,251	—	21,251
Repurchases of stock	(44)	(19,344)	—	(424,660)	(444,048)	—	(444,048)
Stock-based compensation	—	30,158	—	—	30,158	—	30,158
Contributions from noncontrolling interests	—	—	—	—	—	204	204
Distributions to noncontrolling interests	—	—	—	—	—	(28,255)	(28,255)
BALANCE AT MARCH 31, 2026	$1,282	$4,641,183	$(896,242)	$(1,475,631)	$2,270,592	$204,836	$2,475,428

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total AECOM Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
BALANCE AT SEPTEMBER 30, 2024	$1,326	$4,347,197	$(882,671)	$(1,281,647)	$2,184,205	$186,205	$2,370,410
Net income	—	—	—	310,436	310,436	28,308	338,744
Dividends declared	—	—	—	(69,387)	(69,387)	—	(69,387)
Other comprehensive loss	—	—	(60,456)	—	(60,456)	(191)	(60,647)
Issuance of stock	7	19,157	—	—	19,164	—	19,164
Repurchases of stock	(13)	(18,448)	—	(110,822)	(129,283)	—	(129,283)
Stock-based compensation	—	30,757	—	—	30,757	—	30,757
Effect of deconsolidation of a joint venture	—	—	—	—	—	(13,768)	(13,768)
Contributions from noncontrolling interests	—	—	—	—	—	2,335	2,335
Distributions to noncontrolling interests	—	—	—	—	—	(22,038)	(22,038)
BALANCE AT MARCH 31, 2025	$1,320	$4,378,663	$(943,127)	$(1,151,420)	$2,285,436	$180,851	$2,466,287

AECOM
Consolidated Statements of Stockholders’ Equity
(unaudited—in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total AECOM Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
BALANCE AT DECEMBER 31, 2025	$1,293	$4,617,931	$(888,034)	$(1,499,248)	$2,231,942	$213,813	$2,445,755
Net income	—	—	—	179,860	179,860	10,588	190,448
Dividends declared	—	—	—	(40,136)	(40,136)	—	(40,136)
Other comprehensive loss	—	—	(8,208)	—	(8,208)	(225)	(8,433)
Issuance of stock	1	8,443	—	—	8,444	—	8,444
Repurchases of stock	(12)	(23)	—	(116,107)	(116,142)	—	(116,142)
Stock-based compensation	—	14,832	—	—	14,832	—	14,832
Contributions from noncontrolling interests	—	—	—	—	—	65	65
Distributions to noncontrolling interests	—	—	—	—	—	(19,405)	(19,405)
BALANCE AT MARCH 31, 2026	$1,282	$4,641,183	$(896,242)	$(1,475,631)	$2,270,592	$204,836	$2,475,428

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total AECOM Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
BALANCE AT DECEMBER 31, 2024	$1,326	$4,351,963	$(964,794)	$(1,184,485)	$2,204,010	$195,533	$2,399,543
Net income	—	—	—	143,394	143,394	16,146	159,540
Dividends declared	—	—	—	(34,773)	(34,773)	—	(34,773)
Other comprehensive loss	—	—	21,667	—	21,667	197	21,864
Issuance of stock	2	12,831	—	—	12,833	—	12,833
Repurchases of stock	(8)	(65)	—	(75,556)	(75,629)	—	(75,629)
Stock-based compensation	—	13,934	—	—	13,934	—	13,934
Effect of deconsolidation of a joint venture	—	—	—	—	—	(13,768)	(13,768)
Contributions from noncontrolling interests	—	—	—	—	—	2,325	2,325
Distributions to noncontrolling interests	—	—	—	—	—	(19,582)	(19,582)
BALANCE AT MARCH 31, 2025	$1,320	$4,378,663	$(943,127)	$(1,151,420)	$2,285,436	$180,851	$2,466,287
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Six Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$283,800	$338,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,520	83,827
Equity in earnings of unconsolidated joint ventures	(16,399)	(10,372)
Distribution of earnings from unconsolidated joint ventures	11,451	26,786
Non-cash stock compensation	30,799	30,757
Non-cash net fair value (gains) losses	(12,937)	5,654
Non-cash loss on disposal activities	61,800	—
Foreign currency translation	3,817	(18,262)
Other	(484)	1,918
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	(346,614)	211,149
Prepaid expenses and other assets	(10,896)	3,640
Accounts payable	2,328	(253,012)
Accrued expenses and other current liabilities	(104,158)	(16,059)
Contract liabilities	35,827	(40,593)
Other long-term liabilities	24,146	(22,430)
Net cash provided by operating activities	74,000	341,747

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash outflow from deconsolidation of a joint venture	—	(45,352)
Investment in unconsolidated joint ventures	(48,433)	(4,380)
Return of investment in unconsolidated joint ventures	45,710	1,844
Other investing activities	(13,000)	14,250
Proceeds from disposal of property and equipment	42	198
Payments for capital expenditures	(59,530)	(52,597)
Net cash used in investing activities	(75,211)	(86,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	4,316,600	1,467,517
Repayments of borrowings under credit agreements	(4,325,602)	(1,486,356)
Cash paid for debt issuance costs	(5,222)	(687)
Dividends paid	(75,717)	(64,626)
Proceeds from issuance of common stock	18,851	17,007
Payments to repurchase common stock	(441,868)	(133,619)
Net distributions to noncontrolling interests	(28,051)	(29,866)
Other financing activities	(6,391)	(5,819)
Net cash used in financing activities	(547,400)	(236,449)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,871)	(4,058)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(551,482)	15,203
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,585,739	1,584,862
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,034,257	$1,600,065

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
The results of operations for the three and six months ended March 31, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2026.
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
The Company reports its annual results of operations based on 52- or 53-week periods ending on the Friday nearest September 30. The interim consolidated financial statements are presented for the periods ending on April 3, 2026 and March 28, 2025. For clarity of presentation, all periods are presented as if the periods ended on September 30 and March 31.
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
3.    Discontinued Operations, Goodwill and Intangible Assets
In the first quarter of fiscal 2020, management approved a plan to dispose of via sale the Company’s self-perform at-risk construction businesses. These businesses include the Company’s civil infrastructure, power, and oil and gas construction businesses that were previously reported in the Company’s Construction Services segment. After consideration of the relevant facts, the Company concluded the assets and liabilities of its self-perform at-risk construction businesses met the criteria for classification as held for sale. The Company concluded the actual and proposed disposal activities represented a strategic shift that would have a major effect on the Company’s operations and financial results and qualified for presentation as discontinued operations in accordance with FASB ASC 205-20. Accordingly, the financial results of the self-perform at-risk construction businesses are presented in the Consolidated Statement of Operations as discontinued operations for all periods presented. Current and non-current assets and liabilities of these businesses not sold as of the balance sheet date are presented in the Consolidated Balance Sheets as assets and liabilities held for sale for both periods presented. As of March 31, 2026, the Company had one equity method investment with a carrying value of $18.9 million classified as held for sale, and the Company continues to actively pursue the sale of its discontinued operations.
During the third quarter of fiscal 2024, the Company resolved contingencies related to the sale of its civil infrastructure construction business and received equity in the counterparty. Concurrently, the Company participated as a member of a lending group in a revolving credit facility for the counterparty, committing to fund $30 million that matures in May 2029. At March 31, 2026, the counterparty had $25.6 million outstanding under the credit facility, and all cash flows were classified as other investing activities.
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
The Company's noncurrent assets held for sale represent the carrying value of its investment in an unconsolidated joint venture, which was $18.9 million and $19.0 million as of March 31, 2026 and September 30, 2025, respectively.
The following table represents summarized income statement information of discontinued operations (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025

Revenue	$—	$55.0	$—	$97.6
Cost of revenue	—	51.1	—	101.4
Gross profit (loss)	—	3.9	—	(3.8)
Equity in losses of joint ventures	(2.1)	(6.0)	(2.6)	(6.0)
Loss on disposal activities	(3.0)	(11.9)	(69.3)	(16.8)
Loss from operations	(5.1)	(14.0)	(71.9)	(26.6)
Other expense	(0.4)	—	(0.8)	(0.4)
Loss before taxes	(5.5)	(14.0)	(72.7)	(27.0)
Income tax benefit	(1.3)	(3.7)	(2.6)	(7.1)
Net loss from discontinued operations	$(4.2)	$(10.3)	$(70.1)	$(19.9)

The significant components included in our Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025

Payments for capital expenditures	$—	$—	$—	$0.4
Noncash increase in noncurrent assets held for sale due to deconsolidation of a joint venture	$—	$41.6	$—	$41.6
Noncash decrease in noncontrolling interest due to deconsolidation of a joint venture	$—	$(13.8)	$—	$(13.8)
The Company completed two business acquisitions during the year ended September 30, 2025 for total consideration of $375.9 million, which included stock consideration of $146.4 million. Neither of these two acquisitions met the quantitative thresholds to require separate disclosure. The Company acquired these businesses to expand its competitive advantage and compound strengths to achieve its long-term profitability targets. The Company preliminarily estimates the amount of identifiable assets as soon as information is available, but not more than 12 months from the date of acquisition. The initial accounting for these acquisitions is not complete as of March 31, 2026 as the Company continues to assess the value of the tax liabilities and the acquired intellectual property, including digital assets.
The changes in the carrying value of goodwill by reportable segment for the six months ended March 31, 2026 were as follows:

	September 30, 2025	Foreign Exchange Impact	Post-Acquisition Adjustments	March 31, 2026
	(in millions)
Americas	$2,770.4	$0.2	$46.6	$2,817.2
International	930.2	(8.0)	22.9	945.1
Total	$3,700.6	$(7.8)	$69.5	$3,762.3
The gross amounts and accumulated amortization of the Company’s identifiable intangible assets with finite useful lives as of March 31, 2026 and September 30, 2025, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	March 31, 2026			September 30, 2025
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog and Customer relationships	$7.4	$(3.3)	$4.1	$7.4	$(2.5)	$4.9	1 - 11
Digital assets	203.0	(29.3)	173.7	178.4	—	178.4	5
Total	$210.4	$(32.6)	$177.8	$185.8	$(2.5)	$183.3

Amortization expense of intangible assets included within cost of revenue was $30.1 million and $1.5 million for the six months ended March 31, 2026 and 2025, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2026 and for the succeeding years:

Fiscal Year	(in millions)
2026 (six months remaining)	$27.1
2027	39.1
2028	39.1
2029	38.0
2030	34.5
Total	$177.8
4.    Revenue Recognition
The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred, which it believes to be the best measure of progress towards completion of the performance obligation. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These pass-through revenues for the six months ended March 31, 2026 and 2025 were $3.8 billion and $4.1 billion, respectively.
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
Disaggregated Revenue
The following tables present the Company’s revenues disaggregated by revenue sources:

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
	(in millions)
Cost reimbursable	$1,639.2	$1,463.6	$3,237.7	$2,969.3
Guaranteed maximum price	1,163.9	1,343.6	2,514.1	2,871.0
Fixed-price	998.1	964.4	1,880.2	1,945.5
Total revenue	$3,801.2	$3,771.6	$7,632.0	$7,785.8

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
	(in millions)
Americas	$2,911.6	$2,896.9	$5,888.9	$6,009.0
Europe, Middle East, India, Africa	545.8	531.3	1,068.1	1,068.3
Asia-Australia-Pacific	343.8	343.4	675.0	708.5
Total revenue	$3,801.2	$3,771.6	$7,632.0	$7,785.8
Remaining Unsatisfied Performance Obligations
As of March 31, 2026, the Company had allocated $20.1 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 60% is expected to be satisfied within the next twelve months. The majority of remaining performance obligation after the first 12 months are expected to be recognized over a two-year period.
Contract liabilities represent billings as of the balance sheet date, as allowed under the terms of a contract, but not yet recognized as contract revenue pursuant to the Company's revenue recognition policy. The Company recognized revenue of $686.7 million and $771.9 million during the six months ended March 31, 2026 and 2025, respectively, that was included in contract liabilities as of September 30, 2025 and 2024, respectively.
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

Net accounts receivable consisted of the following:

	March 31, 2026	September 30, 2025
	(in millions)
Billed	$1,890.8	$1,934.3
Contract retentions	657.6	647.6
Total accounts receivable—gross	2,548.4	2,581.9
Allowance for doubtful accounts and credit losses	(83.7)	(84.8)
Total accounts receivable—net	$2,464.7	$2,497.1
Substantially all contract assets as of March 31, 2026 and September 30, 2025 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets and other non-current assets were approximately $680 million and $400 million as of March 31, 2026 and September 30, 2025, respectively. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client but nonetheless represent an unconditional right to cash.
The Company considers a broad range of information to estimate expected credit losses including the related ages of past due balances, projections of credit losses based on historical trends, and collection history and credit quality of its clients. Negative macroeconomic trends or delays in payment of outstanding receivables could result in an increase in the estimated credit losses.
No single client accounted for more than 10% of the Company’s outstanding receivables at March 31, 2026 and September 30, 2025.
The Company sold trade receivables to financial institutions, of which $319.4 million and $268.2 million were outstanding as of March 31, 2026 and September 30, 2025, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.
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
Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.
Summary of financial information of the consolidated joint ventures is as follows:

	March 31, 2026 (unaudited)	September 30, 2025
	(in millions)
Current assets	$732.3	$699.0
Non-current assets	81.4	84.4
Total assets	$813.7	$783.4

Current liabilities	$652.8	$591.4
Non-current liabilities	5.0	5.7
Total liabilities	657.8	597.1
Total AECOM deficit	(47.5)	(15.9)
Noncontrolling interests	203.4	202.2
Total owners’ equity	155.9	186.3
Total liabilities and owners’ equity	$813.7	$783.4
Total revenue of the consolidated joint ventures was $833.2 million and $783.7 million for the six months ended March 31, 2026 and 2025, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, was as follows:

	March 31, 2026	September 30, 2025
	(in millions)
Current assets	$1,612.6	$1,537.7
Non-current assets	689.8	708.0
Total assets	$2,302.4	$2,245.7

Current liabilities	$1,126.2	$1,107.8
Non-current liabilities	111.9	92.4
Total liabilities	1,238.1	1,200.2
Joint ventures’ equity	1,064.3	1,045.5
Total liabilities and joint ventures’ equity	$2,302.4	$2,245.7

AECOM’s investment in unconsolidated joint ventures	$147.1	$138.1

	Six Months Ended
	March 31, 2026	March 31, 2025
	(in millions)
Revenue	$1,555.0	$1,373.6
Cost of revenue	1,484.8	1,336.8
Gross profit	$70.2	$36.8
Net income	$52.7	$34.1
Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Six Months Ended
	March 31, 2026	March 31, 2025
	(in millions)
Pass-through joint ventures	$17.5	$17.3
Other joint ventures	1.4	(0.9)
Total	$18.9	$16.4
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

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended				Six Months Ended
	March 31, 2026		March 31, 2025		March 31, 2026		March 31, 2025
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$0.1	$—	$0.1	$—	$0.1	$—	$0.1
Interest cost on projected benefit obligation	1.8	10.2	1.9	9.6	3.7	20.2	3.9	19.5
Expected return on plan assets	(1.2)	(14.0)	(1.2)	(12.5)	(2.5)	(27.8)	(2.4)	(25.3)
Amortization of net loss (gain)	0.9	(0.2)	1.0	(0.3)	1.9	(0.3)	1.9	(0.6)
Net periodic benefit cost (credit)	$1.5	$(3.9)	$1.7	$(3.1)	$3.1	$(7.8)	$3.4	$(6.3)
The total amounts of employer contributions paid for the six months ended March 31, 2026 were $4.4 million for U.S. plans and $11.8 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2026 are $6.4 million for U.S. plans and $13.2 million for International plans.
7.    Debt
Debt consisted of the following:

	March 31, 2026	September 30, 2025
	(in millions)
Credit Agreement	$1,450.0	$1,439.9
2033 Senior Notes	1,200.0	1,200.0
Other debt	97.7	103.8
Total debt	2,747.7	2,743.7
Less: Current portion of debt and short-term borrowings	(63.0)	(66.3)
Less: Unamortized debt issuance costs	(30.4)	(30.2)
Long-term debt	$2,654.3	$2,647.2
The following table presents, in millions, scheduled maturities of the Company’s debt as of March 31, 2026:

Fiscal Year
2026 (six months remaining)	$45.4
2027	32.6
2028	23.6
2029	12.8
2030	5.8
Thereafter	2,627.5
Total	$2,747.7

Credit Agreement
On March 10, 2026 (the "Amendment Effective Date"), the Company and certain of its subsidiaries entered into Amendment No. 16 to Syndicated Facility Agreement ("Amendment") with Bank of America, N.A. as administrative agent (the "Administrative Agent") and the other lenders party thereto, which amended the Syndicated Facility Agreement, dated as of October 17, 2014, to which the Company and certain of its subsidiaries are party (as amended prior to the Amendment Effective Date, the "Existing Credit Agreement", and as amended by the Amendment, the "Credit Agreement"), pursuant to which the Company obtained a new $1,500,000,000 revolving credit facility (the “Revolving Credit Facility”), a new $950,000,000 term loan A facility (the “Term Loan A Facility”) and a new $500,000,000 term loan B facility (the “Term Loan B Facility” and, together with the Revolving Credit Facility and the Term Loan A Facility, the "Amended Facilities"). The Revolving Credit Facility and the Term Loan A Facility mature on March 10, 2031, which represents a two-year extension of the maturity date applicable to such facilities under the Existing Credit Agreement. The Term Loan B Facility matures on April 19, 2031, which is unchanged from the Existing Credit Agreement. The Term Loan A Facility and the Term Loan B Facility were borrowed in full on the Amendment Effective Date in U.S. dollars. Loans under the Revolving Credit Facility may be borrowed, and letters of credit thereunder may be issued, in U.S. dollars or in certain foreign currencies. The Amended Facilities replace in full the Company's existing revolving credit facility and term loan facilities under the Existing Credit Agreement, and borrowings under the Amended Facilities were used on the Amendment Effective Date to refinance in full the Company's existing credit facilities under the Existing Credit Agreement. The Credit Agreement permits the Company to designate certain of its subsidiaries as additional co-borrowers from time to time. Currently, there are no co-borrowers under the Amended Facilities.
Borrowings under (a) the Revolving Credit Facility (in U.S. dollars) and the Term Loan A Facility bear interest at a rate per annum equal to, at the Company’s option, (i) excluding the sustainability adjustment, a SOFR rate (with a 0% floor) plus a margin ranging from 1.125% to 2% or (ii) a base rate (with a 0% floor) plus a margin ranging from 0.125% to 1%, in each case, with the actual margin determined from time to time on the basis of the Company's consolidated leverage ratio; and (b) the Revolving Credit Facility in currencies other than U.S. dollars bear interest at a rate per annum equal to the applicable reference rate for such currency (including any related adjustments), plus the same margin applicable to SOFR rate loans. An unused commitment fee ranging from 0.15% to 0.30% (with the actual fee amount determined from time to time on the basis of the Company’s consolidated leverage ratio) is payable on the average daily undrawn portion of the commitments in respect of the Revolving Credit Facility.
Borrowings under the Term Loan B Facility bear interest at a rate per annum equal to, at the Company’s option, (a) a SOFR rate (with a 0% floor) or (b) a base rate (with a 0% floor), in each case, plus an applicable margin of 1.50% in the case of the SOFR rate and 0.50% in the case of the base rate.
Certain of the Company’s subsidiaries (the “Guarantors”) have guaranteed the Company’s obligations of the Company under the Credit Agreement and the obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions.
The Credit Agreement contains customary negative covenants that include, among other things, limitations or restrictions on the ability of the Company and its subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets and transact with affiliates. The Company is also required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis. Such financial covenant does not apply to the Term Loan B Facility. As of March 31, 2026, the Company was in compliance with the covenants of the Credit Agreement.
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
At March 31, 2026 and September 30, 2025, letters of credit totaled $4.4 million and $4.4 million, respectively, under the Revolving Credit Facility. As of March 31, 2026 and September 30, 2025, the Company had $1,495.6 million and $1,495.6 million, respectively, available under the Revolving Credit Facility.

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
2033 Senior Notes

On July 22, 2025, the Company completed an offering of $1,200,000,000 aggregate principal amount of its 6.000% Senior Notes due 2033 (the “2033 Senior Notes”). As of March 31, 2026, the estimated fair value of the 2033 Senior Notes was approximately $1,197.0 million. The fair value of the 2033 Senior Notes as of March 31, 2026 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2033 Senior Notes.

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

Other Debt and Other Items
Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At March 31, 2026 and September 30, 2025, these outstanding standby letters of credit totaled $900.1 million and $899.4 million, respectively. As of March 31, 2026, the Company had $419.3 million available under these unsecured credit facilities.
Effective Interest Rate
The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap and interest rate cap agreements, during the six months ended March 31, 2026 and 2025 was 5.3% and 5.1%, respectively.
Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and six months ended March 31, 2026 of $3.5 million and $4.9 million, respectively, and for the three and six months ended March 31, 2025 of $1.2 million and $2.6 million, respectively.

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

March 31, 2026
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
See Note 14 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the six months ended March 31, 2026 and 2025. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.
Other Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the six months ended March 31, 2026 and 2025.

Fair Value Measurements
The fair values of the interest rate swap and interest rate cap agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as SOFR rate curves, futures, volatilities and basis spreads (when applicable).
As discussed in Note 3, the Company received an equity investment in the civil infrastructure construction business buyer and concurrently participated as a member of a lending group in a revolving credit facility. The Company elected the fair value option for its equity investment due to the availability of quoted prices of identical assets. The fair value option was also elected for the credit facility investment. Changes in fair value of both investments are classified within other income on the consolidated statements of operations. The Company records interest income at the stated coupon rate of the credit facility and classifies it within interest income on the consolidated statement of operations. Fair value for the equity investment is determined using Level 1 inputs, and fair value of the credit facility investment is determined using Level 3 inputs, such as estimated cash flows and estimated discount rates. The Company recorded a gain of $7.3 million and a loss of $5.6 million in other income in the first six months of fiscal 2026 and 2025, respectively, representing the net change in fair value of these investments.
In the fourth quarter of fiscal 2025, the Company issued contingent consideration in connection with the acquisition of a business, with a maximum value of $17.7 million. The contingent consideration is a liability that is measured at fair value with changes in fair value reported in other income. The contingent consideration is measured using Level 2 inputs, such as quoted market prices and volatilities. The Company recorded a gain of $5.7 million in other income in the first six months of fiscal 2026.
Below are the Company's non-pension financial assets and liabilities, in millions, recorded at fair value on a recurring basis within the ASC 820-10 fair value hierarchy:

	March 31, 2026
	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Interest rate contracts	Other current assets	$—	$9.3	$—	$9.3
Interest rate contracts	Other non-current assets	—	8.2	—	8.2
Interest rate contracts	Other current liabilities	—	(1.6)	—	(1.6)
Interest rate contracts	Other long-term liabilities	—	(1.2)	—	(1.2)
Credit facility investment	Other non-current assets	—	—	25.0	25.0
Contingent Consideration	Other long-term liabilities	—	(1.8)	—	(1.8)
Equity investment	Other non-current assets	30.4	—	—	30.4
Total net assets at fair value		$30.4	$12.9	$25.0	$68.3

	September 30, 2025
	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Interest rate contracts	Other current assets	$—	$9.0	$—	$9.0
Interest rate contracts	Other non-current assets	—	10.0	—	10.0
Interest rate contracts	Other current liabilities	—	(1.8)	—	(1.8)
Interest rate contracts	Other long-term liabilities	—	(2.8)	—	(2.8)
Credit facility investment	Other non-current assets	—	—	17.4	17.4
Contingent Consideration	Other long-term liabilities	—	(7.5)	—	(7.5)
Equity investment	Other non-current assets	21.9	—	—	21.9
Total net assets at fair value		$21.9	$6.9	$17.4	$46.2

The table below sets forth a summary of changes in the fair value of the Company's Level 3 investment assets:

	Six Months Ended March 31, 2026
	(in millions)
	Beginning Balance	Investment Gains/(Losses)	Interest Earned	Loans	Collections	Ending Balance
Credit facility investment including accrued interest	$17.4	(1.2)	0.8	8.0	—	$25.0
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
Restricted stock units and PEP unit activity for the six months ended March 31 was as follows:

	2026				2025
	Restricted Stock Units	Weighted Average Grant-Date Fair Value	PEP Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value	PEP Units	Weighted Average Grant-Date Fair Value
	(in millions)		(in millions)		(in millions)		(in millions)
Outstanding at September 30,	0.7	$95.64	0.6	$109.74	0.8	$83.96	0.7	$95.38
Granted	0.3	$97.90	0.3	$90.09	0.2	$110.73	0.2	$129.37
PEP units earned	—	$—	0.1	$94.85	—	$—	0.1	$85.46
Vested	(0.2)	$83.97	(0.3)	$94.85	(0.2)	$75.79	(0.3)	$85.46
Outstanding at March 31,	0.8	$99.93	0.7	$106.77	0.8	$95.54	0.7	$109.67
Total compensation expense related to these share-based payments including stock options was $30.8 million and $30.8 million during the six months ended March 31, 2026 and 2025, respectively. Unrecognized compensation expense related to total share-based payments outstanding as of March 31, 2026 and September 30, 2025 was $130.0 million and $106.7 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.
10.   Income Taxes
The Company’s effective tax rate was 15.7% and 18.3% for the six months ended March 31, 2026 and 2025, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the six-month period ended March 31, 2026 were a tax benefit of $54.7 million related to a net deferred tax asset recognized due to legal entity restructuring, tax expense of $40.1 million related to changes in uncertain tax positions, a tax benefit of $38.3 million related to income tax credits and incentives, and tax expense of $28.9 million related to foreign residual income. The tax benefit related to income tax credits and incentives and tax expense related to foreign residual income are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year.
The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the six-month period ended March 31, 2025 were a tax benefit of $35.2 million related to income tax credits and incentives, tax benefit of $20.1 million related to deferred tax assets recognized due to legal entity restructuring, and tax expense of $14.0 million related to state income taxes.

During the second quarter of fiscal 2026, the Company recognized a net deferred tax asset of $54.7 million related to legal entity restructuring. The restructuring resulted in the recognition of a deferred tax asset related to tax attributes that are expected to be utilized against future taxable income.

During the second quarter of fiscal 2026, the Company recorded a reserve of $34.4 million related to uncertain tax positions associated with certain federal and state tax credits claimed for fiscal 2017 through fiscal 2026. The reserve reflects the Company’s assessment that it is more likely than not that a portion of the credits may not be sustained under examination by the tax authorities based on recent discussions and developments related to our ongoing audits.

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
11.   Earnings Per Share
Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. For the three and six months ended March 31, 2026 and 2025, equity awards excluded from the calculation of potential common shares were not significant.
The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
	(in millions)
Denominator for basic earnings per share	128.7	132.4	129.8	132.5
Potential common shares	0.5	0.7	0.8	0.9
Denominator for diluted earnings per share	129.2	133.1	130.6	133.4
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
The components of lease expenses are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
	(in millions)
Operating lease cost	$37.1	$36.2	$74.0	$73.1
Finance lease cost:
Amortization of right-of-use assets	9.0	8.2	17.9	16.3
Interest on lease liabilities	0.9	0.9	1.9	1.8
Variable lease cost	8.3	8.0	16.6	16.2
Total lease cost	$55.3	$53.3	$110.4	$107.4
Additional balance sheet information related to leases is as follows:

		As of	As of
(in millions except as noted)	Balance Sheet Classification	March 31, 2026	September 30, 2025
Assets:
Operating lease assets	Operating lease right-of-use assets	$453.6	$463.5
Finance lease assets	Property and equipment – net	69.8	74.4
Total lease assets		$523.4	$537.9

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$128.6	$132.4
Finance lease liabilities	Current portion of long-term debt	32.2	31.9
Total current lease liabilities		160.8	164.3
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	499.9	516.0
Finance lease liabilities	Long-term debt	39.8	44.3
Total non-current lease liabilities		$539.7	$560.3

	As of	As of
	March 31, 2026	September 30, 2025
Weighted average remaining lease term (in years):
Operating leases	5.8	6.1
Finance leases	2.5	2.7
Weighted average discount rates:
Operating leases	5.3%	5.2%
Finance leases	4.8%	4.8%

Additional cash flow information related to leases is as follows:

	Six Months Ended
	March 31, 2026	March 31, 2025
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$86.7	$85.2
Operating cash flows from finance leases	1.9	1.8
Financing cash flows from finance leases	17.5	15.7
Right-of-use assets obtained in exchange for new operating leases	48.0	56.6
Right-of-use assets obtained in exchange for new finance leases	13.3	26.9
Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases
Fiscal Year	(in millions)
2026 (six months remaining)	$81.6	$18.7
2027	147.6	29.7
2028	127.4	19.5
2029	105.9	8.0
2030	81.2	0.8
Thereafter	188.8	—
Total lease payments	$732.5	$76.7
Less: Amounts representing interest	$(104.0)	$(4.7)
Total lease liabilities	$628.5	$72.0
13.   Other Financial Information
Accrued expenses and other current liabilities consist of the following:

	March 31, 2026	September 30, 2025
	(in millions)
Accrued salaries and benefits	$674.0	$727.0
Accrued contract costs	1,387.7	1,419.0
Other accrued expenses	330.2	344.5
Total	$2,391.9	$2,490.5
Accrued contract costs above include balances related to professional liability accruals of $849.0 million and $893.7 million as of March 31, 2026 and September 30, 2025, respectively. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. Liabilities recorded related to accrued contract losses were not material as of March 31, 2026 and September 30, 2025. The Company did not have material revisions to estimates for contracts where revenue is recognized using the input method during the six months ended March 31, 2026 and 2025. During the first six months of fiscal 2026 the Company incurred restructuring and acquisition expenses of $41.5 million, including personnel and other costs of $34.9 million and real estate costs of $6.6 million, of which $46.2 million was accrued and unpaid at March 31, 2026. During the first six months of fiscal 2025, the Company did not initiate any new transformational restructuring activities.
On March 5, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.31 per share, which was paid on April 17, 2026 to stockholders of record as of the close of business on April 1, 2026. As of March 31, 2026, accrued and unpaid dividends totaled $42.4 million and were classified within other accrued expenses on the consolidated balance sheet.

14.   Reclassifications out of Accumulated Other Comprehensive Loss
The accumulated balances and reporting period activities for the three and six months ended March 31, 2026 and 2025 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at December 31, 2025	$(250.4)	$(647.1)	$9.5	$(888.0)
Other comprehensive (loss) income before reclassification	4.4	(14.9)	3.0	(7.5)
Amounts reclassified from accumulated other comprehensive (loss) income	0.7	—	(1.4)	(0.7)
Balances at March 31, 2026	$(245.3)	$(662.0)	$11.1	$(896.2)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at December 31, 2024	$(237.7)	$(752.0)	$24.9	$(964.8)
Other comprehensive (loss) income before reclassification	(6.4)	34.7	(4.9)	23.4
Amounts reclassified from accumulated other comprehensive (loss) income	0.5	—	(2.2)	(1.7)
Balances at March 31, 2025	$(243.6)	$(717.3)	$17.8	$(943.1)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2025	$(251.4)	$(652.4)	$10.8	$(893.0)
Other comprehensive (loss) income before reclassification	4.8	(9.6)	3.5	(1.3)
Amounts reclassified from accumulated other comprehensive (loss) income	1.3	—	(3.2)	(1.9)
Balances at March 31, 2026	$(245.3)	$(662.0)	$11.1	$(896.2)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2024	$(252.0)	$(646.5)	$15.8	$(882.7)
Other comprehensive (loss) income before reclassification	7.4	(70.8)	7.0	(56.4)
Amounts reclassified from accumulated other comprehensive (loss) income	1.0	—	(5.0)	(4.0)
Balances at March 31, 2025	$(243.6)	$(717.3)	$17.8	$(943.1)

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
In the ordinary course of business, the Company may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. The Company’s unsecured credit arrangements are used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At March 31, 2026 and September 30, 2025, these outstanding standby letters of credit totaled $900.1 million and $899.4 million, respectively. As of March 31, 2026, the Company had $419.3 million available under these unsecured credit facilities. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.
At March 31, 2026, the Company was contingently liable in the amount of approximately $904.5 million in issued standby letters of credit and $6.1 billion in issued surety bonds primarily to support project execution.
In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.
The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the “Fund”), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At March 31, 2026, the Company has capital commitments of $3.7 million to the Fund over the next 3 years.
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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Americas	International	AECOM Capital	Total
	($ in millions)
Three Months Ended March 31, 2026:
Revenue	$2,911.6	$889.6	$—	$3,801.2
Subcontractor and other direct costs	(1,717.3)	(135.5)	—	(1,852.8)
Employee compensation expense	(817.6)	(542.7)	—	(1,360.3)
Equity in earnings of joint ventures	4.9	3.6	0.6	9.1
Other segment items	(147.7)	(132.5)	(2.1)	(282.3)
Earnings before income taxes and amortization	$233.9	$82.5	$(1.5)	$314.9

Three Months Ended March 31, 2025:
Revenue	$2,896.7	$874.8	$0.1	$3,771.6
Subcontractor and other direct costs	(1,772.0)	(132.5)	—	(1,904.5)
Employee compensation expense	(767.5)	(547.8)	—	(1,315.3)
Equity in earnings of joint ventures	4.9	4.0	(2.1)	6.8
Other segment items	(149.2)	(123.1)	(2.7)	(275.0)
Earnings before income taxes and amortization	$212.9	$75.4	$(4.7)	$283.6

Six Months Ended March 31, 2026:
Revenue	$5,888.9	$1,743.1	$—	$7,632.0
Subcontractor and other direct costs	(3,579.9)	(252.8)	—	(3,832.7)
Employee compensation expense	(1,573.6)	(1,109.8)	—	(2,683.4)
Equity in earnings of joint ventures	9.4	8.2	1.3	18.9
Other segment items	(303.3)	(224.6)	(3.9)	(531.8)
Earnings before income taxes and amortization	$441.5	$164.1	$(2.6)	603.0

Six Months Ended March 31, 2025:
Revenue	$6,008.7	$1,776.8	$0.3	$7,785.8
Subcontractor and other direct costs	(3,833.1)	(284.3)	—	(4,117.4)
Employee compensation expense	(1,475.9)	(1,114.6)	—	(2,590.5)
Equity in earnings of joint ventures	10.4	6.9	(0.9)	16.4
Other segment items	(303.7)	(232.0)	(5.1)	(540.8)
Earnings before income taxes and amortization	$406.4	$152.8	$(5.7)	553.5
Other segment items include rent expenses, depreciation, nonoperating income, and deduction for earnings attributable to noncontrolling interests as well as other costs. The table below reconciles total segment attributable earnings before taxes and amortization to income from continuing operations before taxes:

	Three Months Ended		Six Months Ended
	March 31 2026	March 31 2025	March 31 2026	March 31 2025
Total segment attributable earnings before taxes and amortization	$314.9	$283.6	$603.0	$553.5
General and administrative expenses	(42.0)	(37.2)	$(81.1)	$(75.3)
Restructuring and acquisition costs	(13.6)	—	$(41.5)	$—
Other income	6.6	(11.9)	$10.6	$(8.2)
Interest income	13.8	14.5	$27.5	$31.1
Interest expense	(50.5)	(42.2)	$(95.8)	$(85.2)
Amortization expense	(17.2)	(0.4)	$(30.1)	$(1.5)
Income attributable to noncontrolling interests from continuing operations	9.6	14.7	$27.3	$24.7
Income from continuing operations before taxes	$221.6	$221.1	$419.9	$439.1

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
At March 31, 2026, we had approximately $884 million remaining of the Board’s stock repurchase authorization. On February 4, 2026, the Board approved an increase in our stock repurchase authorization to $1.0 billion. We intend to deploy future available cash towards dividends and stock repurchases consistent with our returns driven capital allocation policy.
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
There were two business acquisitions consummated during the year ended September 30, 2025. The Company accounted for these acquisitions as business combinations and preliminarily estimated the amount of identifiable assets and the results of operations of the acquired companies have been included in our consolidated results since the dates of acquisition. Those results of operations were not material to our consolidated results. The initial accounting for these acquisitions is not complete as of March 31, 2026 as the Company continues to assess the value of the tax liabilities and the acquired intellectual property, including digital assets.

Results of Operations
Three and six months ended March 31, 2026 compared to the three and six months ended March 31, 2025
Consolidated Results

	Three Months Ended				Six Months Ended
	March 31, 2026	March 31, 2025	Changes		March 31, 2026	March 31, 2025	Changes
			$	%			$	%
	($ in millions)
Revenue	$3,801.2	$3,771.6	$29.6	0.8%	$7,632.0	$7,785.8	$(153.8)	(2.0)%
Cost of revenue	3,504.7	3,480.8	23.9	0.7	7,054.5	7,226.6	(172.1)	(2.4)
Gross profit	296.5	290.8	5.7	2.0	577.5	559.2	18.3	3.3
Equity in earnings of joint ventures	9.1	6.8	2.3	33.8	18.9	16.4	2.5	15.2
General and administrative expenses	(44.2)	(40.0)	(4.2)	10.5	(85.1)	(80.5)	(4.6)	5.7
Restructuring and acquisition costs	(13.6)	—	(13.6)	—	(41.5)	—	(41.5)	—
Income from operations	247.8	257.6	(9.8)	(3.8)	469.8	495.1	(25.3)	(5.1)
Other income (loss)	10.5	(8.7)	19.2	(220.7)	18.4	(1.8)	20.2	(1122.2)
Interest income	13.8	14.5	(0.7)	(4.8)	27.5	31.1	(3.6)	(11.6)
Interest expense	(50.5)	(42.3)	(8.2)	19.4	(95.8)	(85.3)	(10.5)	12.3
Income from continuing operations before taxes	221.6	221.1	0.5	0.2	419.9	439.1	(19.2)	(4.4)
Income tax expense for continuing operations	27.0	51.2	(24.2)	(47.3)	66.0	80.5	(14.5)	(18.0)
Net income from continuing operations	194.6	169.9	24.7	14.5	353.9	358.6	(4.7)	(1.3)
Net loss from discontinued operations	(4.2)	(10.3)	6.1	(59.2)	(70.1)	(19.9)	(50.2)	252.3
Net income	190.4	159.6	30.8	19.3	283.8	338.7	(54.9)	(16.2)
Net income attributable to noncontrolling interests from continuing operations	(10.5)	(15.9)	5.4	(34.0)	(29.4)	(27.2)	(2.2)	8.1
Net income attributable to noncontrolling interests from discontinued operations	—	(0.3)	0.3	(100.0)	—	(1.1)	1.1	(100.0)
Net income attributable to noncontrolling interests	(10.5)	(16.2)	5.7	(35.2)	(29.4)	(28.3)	(1.1)	3.9
Net income attributable to AECOM from continuing operations	184.1	154.0	30.1	19.5	324.5	331.4	(6.9)	(2.1)
Net loss attributable to AECOM from discontinued operations	(4.2)	(10.6)	6.4	(60.4)	(70.1)	(21.0)	(49.1)	233.8
Net income attributable to AECOM	$179.9	$143.4	$36.5	25.5%	$254.4	$310.4	$(56.0)	(18.0)%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.2	92.3	92.4	92.8
Gross profit	7.8	7.7	7.6	7.2
Equity in earnings of joint ventures	0.2	0.2	0.2	0.2
General and administrative expenses	(1.1)	(1.1)	(1.1)	(1.0)
Restructuring and acquisition costs	(0.4)	0.0	(0.5)	0.0
Income from operations	6.5	6.8	6.2	6.4
Other income (loss)	0.3	(0.2)	0.2	0.0
Interest income	0.4	0.4	0.4	0.4
Interest expense	(1.4)	(1.1)	(1.3)	(1.2)
Income from continuing operations before taxes	5.8	5.9	5.5	5.6
Income tax expense for continuing operations	0.7	1.4	0.9	1.0
Net income from continuing operations	5.1	4.5	4.6	4.6
Net loss from discontinued operations	(0.1)	(0.3)	(0.9)	(0.2)
Net income	5.0	4.2	3.7	4.4
Net income attributable to noncontrolling interests from continuing operations	(0.3)	(0.4)	(0.4)	(0.3)
Net income attributable to noncontrolling interests from discontinued operations	0.0	0.0	0.0	(0.1)
Net income attributable to noncontrolling interests	(0.3)	(0.4)	(0.4)	(0.4)
Net income attributable to AECOM from continuing operations	4.8	4.1	4.2	4.3
Net loss attributable to AECOM from discontinued operations	(0.1)	(0.3)	(0.9)	(0.3)
Net income attributable to AECOM	4.7%	3.8%	3.3%	4.0%
Revenue

Our revenue for the three months ended March 31, 2026 increased $29.6 million, or 0.8%, to $3,801.2 million as compared to $3,771.6 million for the corresponding period last year.

Our revenue for the six months ended March 31, 2026 decreased $153.8 million, or 2.0%, to $7,632.0 million as compared to $7,785.8 million for the corresponding period last year.

The Company's portion of revenue excluding pass-through revenue attributable to subcontractors increased for both the three and six-month periods ended March 31, 2026. Underlying revenue excluding pass-through revenues increased across most of our end markets as a result of increased investment by large, publicly financed, global programs with infrastructure incentive and spending including the Infrastructure Investment and Jobs Act and the One Big Beautiful Bill Act in the U.S. and similar large programs in our largest end markets globally. For example, in Canada, the federal government is helping drive infrastructure investment with its Major Projects Office and launching a Sovereign Wealth Fund. In the United Kingdom, infrastructure investment is backed by the 10 Year Infrastructure Strategy with £725 billion in long-term funding. Additionally, a clear trend emerging globally across our markets is the rapid acceleration in national defense spending, and this is contributing to our revenue growth as well as driving growth in our backlog and pipeline of opportunities. We are benefiting from the rapid growth in the energy and high-tech sectors driven by robust demand from population and economic growth, widespread electrification, and rapid data center development. Our Water end market has been benefiting from increased investment to address drought, flooding, emerging contaminant remediation, water storage, and clean and safe drinking water. Our Transportation end market has been benefiting from incremental investments across the globe to modernize transportation infrastructure and address growth and urbanization trends, while our Environment end market has been benefiting from infrastructure that requires permitting, compliance, and remediation as well as investments in energy. Our Facilities end market has been benefiting from positive public sector investment, trends in asset maintenance and repositioning as well as demand for modern, efficient facilities. The quantification of the impact of these trends by end market is noted within our Americas and International reportable segments discussion below, where applicable, and represents substantially all of our revenue change.
In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because these pass-through revenues can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Pass-through revenues for the three-month periods ended March 31, 2026 and 2025 were $1.9 billion and $1.9 billion, respectively. Pass-through revenue as a percentage of total revenue was 49% and 50% during the three months ended March 31, 2026 and 2025, respectively. Pass-through revenues for the six-month periods ended March 31, 2026 and 2025 were $3.8 billion and $4.1 billion, respectively. Pass-through revenue as a percentage of total revenue was 50% and 53% during the six months ended March 31, 2026 and 2025, respectively.
Cost of Revenue
Our cost of revenue increased to $3,504.7 million for the three months ended March 31, 2026 compared to $3,480.8 million for the corresponding period last year, an increase of $23.9 million, or 0.7%.
Our cost of revenue decreased to $7,054.5 million for the six months ended March 31, 2026 compared to $7,226.6 million for the corresponding period last year, a decrease of $172.1 million, or 2.4%.
Substantially all of the change in our cost of revenue for the three and six months ended March 31, 2026 occurred in our Americas and International reportable segments, which is discussed in more detail below.
Gross Profit
Our gross profit for the three months ended March 31, 2026 increased $5.7 million, or 2.0%, to $296.5 million as compared to $290.8 million for the corresponding period last year. For the three months ended March 31, 2026, gross profit, as a percentage of revenue, increased to 7.8% from 7.7% in the corresponding period last year.
Our gross profit for the six months ended March 31, 2026 increased $18.3 million, or 3.3%, to $577.5 million as compared to $559.2 million for the corresponding period last year. For the six months ended March 31, 2026, gross profit, as a percentage of revenue, increased to 7.6% from 7.2% in the corresponding period last year.
Gross profit changes were due to the reasons noted in our Americas and International reportable segments below.
Equity in Earnings of Joint Ventures
Our equity in earnings of joint ventures for the three months ended March 31, 2026 was $9.1 million as compared to $6.8 million in the corresponding period last year.
Our equity in earnings of joint ventures for the six months ended March 31, 2026 was $18.9 million as compared to $16.4 million in the corresponding period last year.

The increases in equity in earnings of joint ventures for the three and six months ended March 31, 2026 as compared to the periods in the prior year was primarily due to improved earnings in our AECOM Capital segment.
General and Administrative Expenses
Our general and administrative expenses for the three months ended March 31, 2026 increased $4.2 million, or 10.5%, to $44.2 million as compared to $40.0 million for the corresponding period last year. For the three months ended March 31, 2026, general and administrative expenses, as a percentage of revenue, was 1.1% which was consistent with the corresponding period last year.
Our general and administrative expenses for the six months ended March 31, 2026 increased $4.6 million, or 5.7%, to $85.1 million, as compared to $80.5 million for the corresponding period last year. For the six months ended March 31, 2026, general and administrative expenses, as a percentage of revenue, increased to 1.1% as compared to 1.0% in the corresponding period last year.
The increases in general and administrative expenses for the three and six months ended March 31, 2026 were consistent with the increases to revenue and primarily represented investments in technology.
Restructuring and Acquisition Costs
Restructuring and acquisition costs are comprised of personnel costs, real estate costs, and costs associated with optimizing our organizational structure that position us for broader deployment of AI and technology tools to drive efficiencies. During the three and six months ended March 31, 2026, we incurred total restructuring and acquisition costs of $13.6 million and $41.5 million, respectively, primarily related to actions taken for acquisitions and optimizing our organization structure. No new restructuring costs were incurred during the three and six months ended March 31, 2025.
Other Income (Loss)
Our other income for the three months ended March 31, 2026 was $10.5 million compared to a loss of $8.7 million for the corresponding period last year.
Our other income for the six months ended March 31, 2026 was $18.4 million compared to a loss of $1.8 million for the corresponding period last year.
The increases in other income for the three and six months ended March 31, 2026 was primarily due to the increases in fair values of our investments measured at fair value.
Interest Income
Our interest income for the three months ended March 31, 2026 decreased $0.7 million to $13.8 million from $14.5 million for the corresponding period last year.
Our interest income for the six months ended March 31, 2026 decreased $3.6 million to $27.5 million from $31.1 million for the corresponding period last year.
The decrease in interest income for the three and six months ended March 31, 2026 was primarily due to a decrease in our interest-bearing assets.
Interest Expense
Our interest expense for the three months ended March 31, 2026 was $50.5 million as compared to $42.3 million for the corresponding period last year.
Our interest expense for the six months ended March 31, 2026 was $95.8 million as compared to $85.3 million for the corresponding period last year.
The increase in interest expense for the three and six months ended March 31, 2026 was primarily due to an increase in our interest-bearing liabilities.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2026 was $27.0 million as compared to $51.2 million in the corresponding period last year. The decrease in tax expense for the current period compared to the corresponding period last year was due primarily to a tax benefit of $54.7 million related to deferred tax assets recognized due to legal entity restructuring implemented in the second quarter of fiscal 2026 and tax expense of $34.4 million related to changes in uncertain tax positions.

Our income tax expense for the six months ended March 31, 2026 was $66.0 million as compared to $80.5 million in the corresponding period last year. The decrease in tax expense for the current period compared to the corresponding period last year was due primarily to a tax benefit of $54.7 million related to deferred tax assets recognized due to legal entity restructuring implemented in the second quarter of fiscal 2026, a decrease in tax expense of $6.1 million related to state income taxes, and a decrease in tax expense of $4.3 million related to foreign residual income, partially offset by tax expense of $34.4 million related to changes in uncertain tax positions and a tax benefit of $20.1 million related to deferred tax assets recognized due to legal entity restructuring implemented in the first quarter of fiscal 2025.

During the second quarter of fiscal 2026, we recognized a net deferred tax asset of $54.7 million related to legal entity restructuring. The restructuring resulted in the recognition of a deferred tax asset related to tax attributes that are expected to be utilized against future taxable income.

During the second quarter of fiscal 2026, we recorded a reserve of $34.4 million related to uncertain tax positions associated with certain federal and state tax credits claimed for fiscal 2017 through fiscal 2026. The reserve reflects the Company’s assessment that it is more likely than not that a portion of the credits may not be sustained under examination by the tax authorities based on recent discussions and developments related to our ongoing audits.
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
Net loss from discontinued operations was $4.2 million for the three months ended March 31, 2026 compared to net loss of $10.3 million for the three months ended March 31, 2025, an increase of $6.1 million.
Net loss from discontinued operations was $70.1 million for the six months ended March 31, 2026 compared to a net loss of $19.9 million for the six months ended March 31, 2025, an increase of $50.2 million.
The increase in net loss from discontinued operations for the six months ended March 31, 2026 was primarily due to a change in our expected recovery on a deactivation, demolition, and removal project in the first quarter of the current year.
Net Income Attributable to AECOM
The factors described above resulted in net income attributable to AECOM of $179.9 million and $254.4 million for the three and six months ended March 31, 2026, respectively, as compared to net income attributable to AECOM of $143.4 million and $310.4 million for the three and six months ended March 31, 2025, respectively.

Results of Operations by Reportable Segment
Americas

	Three Months Ended				Six Months Ended
	March 31, 2026	March 31, 2025	Change		March 31, 2026	March 31, 2025	Change
			$	%			$	%
	($ in millions)				($ in millions)
Revenue	$2,911.6	$2,896.7	$14.9	0.5%	$5,888.9	$6,008.7	$(119.8)	(2.0)%
Cost of revenue	2,688.5	2,684.2	4.3	0.2	5,456.2	5,606.0	(149.8)	(2.7)
Gross profit	$223.1	$212.5	$10.6	5.0%	432.7	$402.7	$30.0	7.4%
The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.3%	92.7	92.7	93.3
Gross profit	7.7%	7.3%	7.3%	6.7%
Revenue

Revenue for our Americas segment for the three months ended March 31, 2026 increased $14.9 million, or 0.5%, to $2,911.6 million as compared to $2,896.7 million for the corresponding period last year.

Revenue increased despite a $54.8 million decrease in pass-through revenues on contracts for which we subcontract work on behalf of our clients compared to the corresponding period in the prior year. The increase in revenue from the Americas was primarily due to increased project activity in our Transportation end market of $69.6 million, or 11.6%, and an increase in our Water and Environment end markets of $47.9 million, or 9.0%, and was partially offset by our Facilities end market, which decreased $77.7 million, or 4.6%, compared to the corresponding period last year.

Revenues for our Americas segment for the six months ended March 31, 2026 decreased $119.8 million, or 2.0%, to $5,888.9 million as compared to $6,008.7 million for the corresponding period last year.

The decrease in revenues was primarily due to a $253.2 million decrease in pass-through revenues on contracts for which we subcontract work on behalf of our clients compared to the corresponding period in the prior year. The decrease in revenue was also due to a decrease in our Facilities end market, which decreased $268.8 million, or 7.4%, and was partially offset by increased project activity in our Transportation end market of $106.0 million, or 9.0%, and an increase in our Water and Environment end markets of $91.5 million, or 8.5%, compared to the corresponding period last year.
Cost of Revenue
Cost of revenue for our Americas segment for the three months ended March 31, 2026 increased by $4.3 million, or less than 1%, to $2,688.5 million compared to $2,684.2 million for the corresponding period last year.
Cost of revenue for our Americas segment for the six months ended March 31, 2026 decreased by 149.8 million, or 2.7%, to $5,456.2 million compared to $5,606.0 million for the corresponding period last year.
The decrease in cost of revenue for the six months ended March 31, 2026 was primarily due to the decreases in subcontractor and other direct costs partially offset by increased project activity.
Gross Profit
Gross profit for our Americas segment for the three months ended March 31, 2026 increased $10.6 million, or 5.0%, to $223.1 million as compared to $212.5 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 7.7% of revenue for the three months ended March 31, 2026 from 7.3% in the corresponding period last year.

Gross profit for our Americas segment for the six months ended March 31, 2026 increased $30.0 million, or 7.4%, to $432.7 million as compared to $402.7 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 7.3% of revenue for the six months ended March 31, 2026 from 6.7% in the corresponding period last year.
The increase in gross profit and gross profit as a percentage of revenue for the three and six months ended March 31, 2026 was primarily due to the benefit from restructuring actions taken last year, growth in enterprise capability centers, ongoing continuous improvement initiatives, and growth in higher margin advisory services.
International

	Three Months Ended				Six Months Ended
	March 31, 2026	March 31, 2025	Change		March 31, 2026	March 31, 2025	Change
			$	%			$	%
	($ in millions)				($ in millions)
Revenue	$889.6	$874.8	$14.8	1.7%	$1,743.1	$1,776.8	$(33.7)	(1.9)%
Cost of revenue	816.2	796.6	19.6	2.5	1,598.3	1,620.6	(22.3)	(1.4)
Gross profit	$73.4	$78.2	$(4.8)	(6.1)%	$144.8	$156.2	$(11.4)	(7.3)%
The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	91.7	91.1	91.7	91.2
Gross profit	8.3%	8.9%	8.3%	8.8%
Revenue
Revenue for our International segment for the three months ended March 31, 2026 increased $14.8 million, or 1.7%, to $889.6 million as compared to $874.8 million for the corresponding period last year.
The increase in revenue for the three months ended March 31, 2026 was benefitted by an increase in pass-through revenues of $3.0 million, compared to the corresponding period in the prior year. Revenue increased in our Facilities end market by $9.4 million, or 2.6%, and in Water and Environment end markets of $10.9 million, or 5.5%, partially offset by a decrease in our Transportation end market by $18.8 million, or 6.6%, compared to the corresponding period last year.
Revenue in our International segment for the six months ended March 31, 2026 decreased $33.7 million, or 1.9%, to $1,743.1 million as compared to $1,776.8 million for the corresponding period last year.
The decrease in revenue for the six months ended March 31, 2026 was primarily due to a $31.5 million decrease in pass-through revenues, compared to the corresponding period in the prior year. Revenue decreased in our Transportation end market by $48.4 million, or 8.2%, and in our Facilities end market by $41.6 million, or 5.6%, partially offset by an increase in our Water and Environment end markets of $37.4 million, or 9.6%, compared to the corresponding period last year.
Cost of Revenue
Cost of revenue for our International segment for the three months ended March 31, 2026 increased $19.6 million, or 2.5%, to $816.2 million as compared to $796.6 million for the corresponding period last year.
The increase in cost of revenue for the three months ended March 31, 2026 was primarily due the increase project activity compared to the corresponding period last year.
Cost of revenue for our International segment for the six months ended March 31, 2026 decreased $22.3 million, or 1.4%, to $1,598.3 million as compared to $1,620.6 million for the corresponding period last year.

The decrease in cost of revenue for the six months ended March 31, 2026 was primarily due to the $31.5 million decrease in subcontractor and other direct costs compared the corresponding period last year.
Gross Profit
Gross profit for our International segment for the three months ended March 31, 2026 decreased $4.8 million, or 6.1%, to $73.4 million as compared to $78.2 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 8.3% of revenue for the three months ended March 31, 2026 from 8.9% in the corresponding period last year.
The decreases in gross profit and gross profit as a percentage of revenue for the three months ended March 31, 2026 were primarily due to decreases in Asia and the Middle East, which were partially offset by increases in Europe and Australia.
Gross profit for our International segment for the six months ended March 31, 2026 decreased $11.4 million, or 7.3%, to $144.8 million as compared to $156.2 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 8.3% of revenue for the six months ended March 31, 2026 from 8.8% in the corresponding period last year.
The decreases in gross profit and gross profit as a percentage of revenue for the six months ended March 31, 2026 were primarily due to decreases in Asia and the Middle East, which were partially offset by increases in Europe.
AECOM Capital

	Three Months Ended				Six Months Ended
	March 31, 2026	March 31, 2025	Change		March 31, 2026	March 31, 2025	Change
			$	%			$	%
	($ in millions)				($ in millions)
Revenue	$—	$0.1	$(0.1)	(100.0)%	$—	$0.3	$(0.3)	(100.0)%
Equity in earnings (losses) of joint ventures	0.6	(2.1)	2.7	(128.6)%	$1.3	$(0.9)	$2.2	(244.4)%
General and administrative expenses	$(2.2)	$(2.8)	$0.6	(21.4)%	$(4.0)	$(5.2)	$1.2	(23.1)%
Equity in earnings of joint ventures for the three months ended March 31, 2026 increased $2.7 million, or 128.6%, to $0.6 million compared to a loss $2.1 million for the corresponding period last year. Equity in earnings of joint ventures for the six months ended March 31, 2026 increased $2.2 million to $1.3 million compared to a loss of $0.9 million for the corresponding period last year. The increases in equity in earnings of joint ventures for the three and six months ended March 31, 2026 was primarily due to favorable earnings of investments in the current year compared to the prior year.
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
Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At March 31, 2026, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and, therefore, we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.
At March 31, 2026, cash and cash equivalents were $1,034.3 million, a decrease of $551.4 million from $1,585.7 million at September 30, 2025.
Net cash provided by operating activities was $74.0 million for the six months ended March 31, 2026 as compared to $341.7 million for the six months ended March 31, 2025. The change was primarily attributable to a decrease in net income of approximately $54.9 million, which was impacted by a longer than anticipated claims resolution process, and an increase in cash used by changes in working capital of $282.1 million, partially offset by an increase in adjustments for non-cash items of approximately $69.3 million. The sale of trade receivables to financial institutions included in operating cash flows decreased $13.6 million during the six months ended March 31, 2026 compared to the six months ended March 31, 2025. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.
Net cash used in investing activities was $75.2 million for the six months ended March 31, 2026, as compared to $86.0 million for the six months ended March 31, 2025. The change was primarily attributable to a $45.4 million cash outflow from the deconsolidation of a joint venture recognized in the prior year period, which did not reoccur in the current year period, partially offset by a $22.3 million change in our investment in the revolving credit facility which was comprised of net cash collections of $14.3 million in the prior year period compared to net cash loaned of $8.0 million in the current year period.
Net cash used in financing activities was $547.4 million for the six months ended March 31, 2026 as compared to $236.4 million for the six months ended March 31, 2025. The change from the prior year was primarily attributable to a $308.2 million increase in cash used to repurchase common stock. Total borrowings under our Credit Agreement may vary during the period as we regularly draw and repay amounts to fund working capital.
Working Capital
Working capital, or current assets less current liabilities, decreased $183.1 million, or 22.9%, to $618.3 million at March 31, 2026 from $801.4 million at September 30, 2025. Net accounts receivable and contract assets, net of contract liabilities, increased to $3,505.2 million at March 31, 2026 from $3,194.4 million at September 30, 2025.
Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 83 days at March 31, 2026 compared to 74 days at September 30, 2025.
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
Debt
Debt consisted of the following:

	March 31, 2026	September 30, 2025

	(in millions)
Credit Agreement	$1,450.0	$1,439.9
2033 Senior Notes	1,200.0	1,200.0
Other debt	97.7	103.8
Total debt	2,747.7	2,743.7
Less: Current portion of debt and short-term borrowings	(63.0)	(66.3)
Less: Unamortized debt issuance costs	(30.4)	(30.2)
Long-term debt	$2,654.3	$2,647.2
The following table presents, in millions, scheduled maturities of our debt as of March 31, 2026:

Fiscal Year
2026 (six months remaining)	$45.4
2027	32.6
2028	23.6
2029	12.8
2030	5.8
Thereafter	2,627.5
Total	$2,747.7
Credit Agreement
On March 10, 2026 (the "Amendment Effective Date"), we and certain of our subsidiaries entered into Amendment No. 16 to Syndicated Facility Agreement ("Amendment") with Bank of America, N.A. as administrative agent (the "Administrative Agent") and the other lenders party thereto, which amended the Syndicated Facility Agreement, dated October 17, 2014, to which we and certain of our subsidiaries are party (as amended prior to the Amendment Effective Date, the "Existing Credit Agreement" and as amended by the Amendment, the "Credit Agreement"), pursuant to which we obtained a new $1,500,000,000 revolving credit facility (the “Revolving Credit Facility”), a new $950,000,000 term loan A facility (the “Term Loan A Facility” and a new $500,000,000 term loan B facility (the “Term Loan B Facility” and, together with the Revolving Credit Facility and the Term Loan A Facility, the "Amended Facilities"). The Revolving Credit Facility and the Term Loan A Facility mature on March 10, 2031, which represents a two-year extension of the maturity date applicable to such facilities under the Existing Credit Agreement. The Term Loan B Facility matures on April 19, 2031, which is unchanged from the Existing Credit Agreement. The Term Loan A Facility and the Term Loan B Facility were borrowed in full on the Amendment Effective Date in U.S. dollars. Loans under the Revolving Credit Facility may be borrowed, and letters of credit thereunder may be issued, in U.S. dollars or in certain foreign currencies. The Amended Facilities replace in full our existing revolving credit facility and term loan facilities under the Existing Credit Agreement, and borrowings under the Amended Facilities were used on the Amendment Effective Date to refinance in full our existing credit facilities under the Existing Credit Agreement. The Credit Agreement permits us to designate certain of our subsidiaries as additional co-borrowers from time to time. Currently, there are no co-borrowers under the Amended Facilities.

Borrowings under (a) the Revolving Credit Facility (in U.S. dollars) and the Term Loan A Facility bear interest at a rate per annum equal to, at our option, (i) excluding the sustainability adjustment, a SOFR rate (with a 0% floor) plus a margin ranging from 1.125% to 2% or (ii) a base rate (with a 0% floor) plus a margin ranging from 0.125% to 1%, in each case, with the actual margin determined from time to time on the basis of our consolidated leverage ratio; and (b) the Revolving Credit Facility in currencies other than U.S. dollars bear interest at a rate per annum equal to the applicable reference rate for such currency (including any related adjustments), plus the same margin applicable to SOFR rate loans. An unused commitment fee ranging from 0.15% to 0.30% (with the actual fee amount determined from time to time on the basis of our consolidated leverage ratio) is payable on the average daily undrawn portion of the commitments in respect of the Revolving Credit Facility.
Borrowings under the Term Loan B Facility bear interest at a rate per annum equal to, at our option, (a) a SOFR rate (with a 0% floor) or (b) a base rate (with a 0% floor), in each case, plus an applicable margin of 1.50% in the case of the SOFR rate and 0.50% in the case of the base rate. Such applicable margin represents a 0.25% reduction from that applicable under the Existing Credit Agreement.
Certain of our subsidiaries (the “Guarantors”) have guaranteed our obligations under the Credit Agreement and the obligations under the Credit Agreement are secured by a lien on substantially all of the assets of ours and the Guarantors, subject to certain exceptions.
The Credit Agreement contains customary negative covenants that include, among other things, limitations or restrictions on our ability and our subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of our business, consummate mergers, consolidations and the sale of all or substantially all of our respective assets and transact with affiliates. We are also required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis. Such financial covenant does not apply to the Term B Facility. As of March 31, 2026, we were in compliance with the covenants of the Credit Agreement.
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
At March 31, 2026 and September 30, 2025, letters of credit totaled $4.4 million and $4.4 million, respectively, under the Revolving Credit Facility. As of March 31, 2026 and September 30, 2025, we had $1,495.6 million and $1,495.6 million, respectively, available under the Revolving Credit Facility.
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
2033 Senior Notes

On July 22, 2025, we completed an offering of $1,200,000,000 aggregate principal amount of our 6.000% Senior Notes due 2033 (the “2033 Senior Notes”). As of March 31, 2026, the estimated fair value of the 2033 Senior Notes was approximately $1,197.0 million. The fair value of the 2033 Senior Notes as of March 31, 2026 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2033 Senior Notes.

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
Other Debt and Other Items
Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At March 31, 2026 and September 30, 2025, these outstanding standby letters of credit totaled $900.1 million and $899.4 million, respectively. As of March 31, 2026, we had $419.3 million available under these unsecured credit facilities.
Effective Interest Rate
Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements and interest rate cap agreements during the six months ended March 31, 2026 and 2025 was 5.3% and 5.1%, respectively.
Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and six months ended March 31, 2026 of $3.5 million and $4.9 million, respectively, and for the three and six months ended March 31, 2025 of $1.2 million and $2.6 million, respectively.
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
Under the Revolving Credit Facility and other facilities discussed in Other Debt and Other Items above, as of March 31, 2026, there was approximately $904.5 million, including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.

We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At March 31, 2026, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $66.5 million. The total amounts of employer contributions paid for the six months ended March 31, 2026 were $4.4 million for U.S. plans and $11.8 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third-party multiemployer plans that we do not control or manage. For the year ended September 30, 2025, we contributed $2.7 million to multiemployer pension plans.
Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended September 30, 2025 for a discussion of our contractual obligations. There have been no changes, outside of the ordinary course of business, to these contractual obligations during the six months ended March 31, 2026.
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
The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of March 31, 2026 and September 30, 2025, and for the six months ended March 31, 2026.
Condensed Combined Balance Sheets
Parent and Subsidiary Guarantors
(unaudited - in millions)

	March 31, 2026	September 30, 2025
Current assets	$3,195.3	$3,367.3
Non-current assets	3,173.3	3,189.2
Total assets	$6,368.6	$6,556.5

Current liabilities	$2,794.1	$2,853.8
Non-current liabilities	3,087.7	3,102.8
Total liabilities	5,881.8	5,956.6

Total stockholders’ equity	486.8	599.9
Total liabilities and stockholders’ equity	$6,368.6	$6,556.5

Condensed Combined Statement of Operations
Parent and Subsidiary Guarantors
(unaudited - in millions)

For the six months ended
March 31, 2026
Revenue	$4,408.9
Cost of revenue	4,094.0
Gross profit	314.9

Net income from continuing operations	79.1
Net loss from discontinued operations	—
Net income	$79.1

Net income attributable to AECOM	$79.1
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
The Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2025 (the “2026 Form 10-K”), and “Critical Accounting Estimates” in Part II, Item 7 of the 2026 Form 10-K describe the significant accounting policies and estimates used in the preparation of our consolidated financial statements. We have not materially changed our estimation methodology since the 2026 Form 10-K.
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

Interest Rates
Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of March 31, 2026 and September 30, 2025, we had $1,450.0 million and $1,439.9 million, respectively, in outstanding borrowings under our term credit agreements and revolving credit facility. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.125% to 1.00% and the applicable margin that is added to borrowings in the Term SOFR rate can range from 1.125% to 2.00%. For the six months ended March 31, 2026, our weighted average floating rate borrowings were $1,776.3 million, or $1,076.3 million excluding borrowings with effective fixed interest rates due to interest rate swap and interest rate cap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the six months ended March 31, 2026 would have increased by $5.4 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of March 31, 2026 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table shows the repurchase activity for each of the three months ended March 31, 2026:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)

January 1 - 31, 2026	—	$—	—	$335,800,000
February 1 - 28, 2026	1,180,876	$98.33	1,180,876	$883,900,000
March 1 - 31, 2026	—	$—	—	$883,900,000
Total	1,180,876		1,180,876
_____________________________________________________________
(1)On February 4, 2026, the Board approved an increase in the Company's repurchase authorization up to an aggregate amount of $1.0 billion with no expiration date. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosure
None.

Item 5.  Other Information
During the fiscal quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following documents are filed as Exhibits to the Report:

			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Numbers	Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/21/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Certificate of Amendment of Certificate of Incorporation	Form 10-Q	3.7	5/6/2025

3.7	Third Amended and Restated Bylaws of the Company	Form 8-K	3.1	5/19/2023

10.1	Amendment No. 16 to Syndicated Facility Agreement, dated as of March 10, 2026, by and among AECOM, the other Borrowers and Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	Form 8-K	10.1	3/10/2026

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: May 12, 2026	By:	/S/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer