Form 10-Q
period 2026-07-03
AECOM
filed 2026-08-11
CIK 868857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2026, 128,696,425 shares of the registrant’s common stock were outstanding.

AECOM

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AECOM
Consolidated Balance Sheets
(unaudited - in thousands, except share data)

	June 30, 2026	September 30, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$762,018	$1,378,582
Cash in consolidated joint ventures	250,914	207,157
Total cash and cash equivalents	1,012,932	1,585,739
Accounts receivable—net	2,389,673	2,497,147
Contract assets	2,114,834	1,785,179
Prepaid expenses and other current assets	746,731	716,070
Income taxes receivable	85,746	146,092
TOTAL CURRENT ASSETS	6,349,916	6,730,227
PROPERTY AND EQUIPMENT—NET	459,686	416,164
DEFERRED TAX ASSETS—NET	421,509	295,249
INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES	155,485	138,056
GOODWILL	3,767,142	3,700,619
INTANGIBLE ASSETS—NET	175,013	183,284
OTHER NON-CURRENT ASSETS	227,145	254,218
OPERATING LEASE RIGHT-OF-USE ASSETS	441,962	463,479
NON - CURRENT ASSETS HELD FOR SALE	29,042	18,953
TOTAL ASSETS	$12,026,900	$12,200,249
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$2,566	$4,069
Accounts payable	2,381,791	2,260,609
Accrued expenses and other current liabilities	2,401,979	2,490,480
Income taxes payable	33,810	23,536
Contract liabilities	1,129,260	1,087,905
Current portion of long-term debt	60,244	62,217
TOTAL CURRENT LIABILITIES	6,009,650	5,928,816
OTHER LONG-TERM LIABILITIES	301,577	210,870
OPERATING LEASE LIABILITIES, NON-CURRENT	487,799	515,998
DEFERRED TAX LIABILITY-NET	72,078	67,968
PENSION BENEFIT OBLIGATIONS	104,403	133,193
LONG-TERM DEBT	2,651,988	2,647,220
TOTAL LIABILITIES	9,627,495	9,504,065

COMMITMENTS AND CONTINGENCIES (Note 15)

AECOM STOCKHOLDERS’ EQUITY:
Common stock-authorized, 300,000,000 shares of $0.01 par value as of June 30, 2026 and September 30, 2025; issued and outstanding 128,695,633 and 131,782,371 shares as of June 30, 2026 and September 30, 2025, respectively	1,287	1,318
Additional paid-in capital	4,677,450	4,609,126
Accumulated other comprehensive loss	(883,249)	(893,027)
Accumulated deficits	(1,602,228)	(1,224,833)
TOTAL AECOM STOCKHOLDERS’ EQUITY	2,193,260	2,492,584
Noncontrolling interests	206,145	203,600
TOTAL STOCKHOLDERS’ EQUITY	2,399,405	2,696,184
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,026,900	$12,200,249
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Operations
(unaudited - in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$3,586,067	$4,178,440	$11,218,044	$11,964,205
Cost of revenue	3,620,109	3,851,490	10,674,596	11,078,090
Gross (loss) profit	(34,042)	326,950	543,448	886,115

Equity in earnings of joint ventures	4,512	5,290	23,461	21,707
General and administrative expenses	(34,368)	(38,163)	(119,508)	(118,676)
Restructuring and acquisition costs	(12,082)	—	(53,580)	—
(Loss) Income from operations	(75,980)	294,077	393,821	789,146

Other income (loss)	5,028	823	23,484	(1,001)
Interest income	12,024	14,063	39,477	45,157
Interest expense	(47,641)	(40,198)	(143,477)	(125,437)
(Loss) Income from continuing operations before taxes	(106,569)	268,765	313,305	707,865
Income tax (benefit) expense for continuing operations	(26,569)	65,148	39,355	145,618
Net (loss) income from continuing operations	(80,000)	203,617	273,950	562,247
Net loss from discontinued operations	(2,888)	(43,880)	(73,038)	(63,766)
Net (loss) income	(82,888)	159,737	200,912	498,481

Net income attributable to noncontrolling interests from continuing operations	(3,824)	(28,771)	(33,244)	(55,953)
Net income attributable to noncontrolling interests from discontinued operations	—	—	—	(1,126)
Net income attributable to noncontrolling interests	(3,824)	(28,771)	(33,244)	(57,079)

Net (loss) income attributable to AECOM from continuing operations	(83,824)	174,846	240,706	506,294
Net loss attributable to AECOM from discontinued operations	(2,888)	(43,880)	(73,038)	(64,892)
Net (loss) income attributable to AECOM	$(86,712)	$130,966	$167,668	$441,402

Net income (loss) attributable to AECOM per share:
Basic continuing operations per share	$(0.65)	$1.32	$1.86	$3.82
Basic discontinued operations per share	$(0.02)	$(0.33)	$(0.56)	$(0.49)
Basic earnings per share	$(0.67)	$0.99	$1.30	$3.33

Diluted continuing operations per share	$(0.65)	$1.31	$1.85	$3.80
Diluted discontinued operations per share	$(0.02)	$(0.33)	$(0.56)	$(0.49)
Diluted earnings per share	$(0.67)	$0.98	$1.29	$3.31

Weighted average shares outstanding:
Basic	128,564	132,301	129,393	132,411
Diluted	128,564	133,078	130,071	133,281
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Comprehensive Income
(unaudited—in thousands)

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net (loss) income	$(82,888)	$159,737	$200,912	$498,481

Other comprehensive (loss) income, net of tax:
Net unrealized gain (loss) on derivatives, net of tax	1,093	(3,769)	1,350	(1,816)
Foreign currency translation adjustments	13,957	85,389	4,222	14,394
Pension adjustments, net of tax	(1,968)	(13,263)	4,162	(4,868)
Other comprehensive income, net of tax	13,082	68,357	9,734	7,710
Comprehensive (loss) income, net of tax	(69,806)	228,094	210,646	506,191
Noncontrolling interests in comprehensive income of consolidated subsidiaries, net of tax	(3,913)	(28,862)	(33,200)	(56,979)
Comprehensive (loss) income attributable to AECOM, net of tax	$(73,719)	$199,232	$177,446	$449,212
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Stockholders’ Equity
(unaudited—in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total AECOM Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
BALANCE AT SEPTEMBER 30, 2025	$1,318	$4,609,126	$(893,027)	$(1,224,833)	$2,492,584	$203,600	$2,696,184
Net income	—	—	—	167,668	167,668	33,244	200,912
Dividends declared	—	—	—	(120,403)	(120,403)	—	(120,403)
Other comprehensive loss	—	—	9,778	—	9,778	(44)	9,734
Issuance of stock	13	61,634	—	—	61,647	—	61,647
Repurchases of stock	(44)	(19,339)	—	(424,660)	(444,043)	—	(444,043)
Stock-based compensation	—	26,029	—	—	26,029	—	26,029
Contributions from noncontrolling interests	—	—	—	—	—	277	277
Distributions to noncontrolling interests	—	—	—	—	—	(30,932)	(30,932)
BALANCE AT JUNE 30, 2026	$1,287	$4,677,450	$(883,249)	$(1,602,228)	$2,193,260	$206,145	$2,399,405

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total AECOM Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
BALANCE AT SEPTEMBER 30, 2024	$1,326	$4,347,197	$(882,671)	$(1,281,647)	$2,184,205	$186,205	$2,370,410
Net income	—	—	—	441,402	441,402	57,079	498,481
Dividends declared	—	—	—	(104,427)	(104,427)	—	(104,427)
Other comprehensive loss	—	—	7,810	—	7,810	(100)	7,710
Issuance of stock	10	51,297	—	—	51,307	—	51,307
Repurchases of stock	(13)	(18,470)	—	(115,537)	(134,020)	—	(134,020)
Stock-based compensation	—	46,063	—	—	46,063	—	46,063
Effect of deconsolidation of a joint venture	—	—	—	—	—	(13,768)	(13,768)
Contributions from noncontrolling interests	—	—	—	—	—	2,350	2,350
Distributions to noncontrolling interests	—	—	—	—	—	(25,501)	(25,501)
BALANCE AT JUNE 30, 2025	$1,323	$4,426,087	$(874,861)	$(1,060,209)	$2,492,340	$206,265	$2,698,605

AECOM
Consolidated Statements of Stockholders’ Equity
(unaudited—in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total AECOM Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
BALANCE AT MARCH 31, 2026	$1,282	$4,641,183	$(896,242)	$(1,475,631)	$2,270,592	$204,836	$2,475,428
Net income	—	—	—	(86,712)	(86,712)	3,824	(82,888)
Dividends declared	—	—	—	(39,885)	(39,885)	—	(39,885)
Other comprehensive loss	—	—	12,993	—	12,993	89	13,082
Issuance of stock	5	40,391	—	—	40,396	—	40,396
Repurchases of stock	—	5	—	—	5	—	5
Reversal of stock-based compensation	—	(4,129)	—	—	(4,129)	—	(4,129)
Contributions from noncontrolling interests	—	—	—	—	—	73	73
Distributions to noncontrolling interests	—	—	—	—	—	(2,677)	(2,677)
BALANCE AT JUNE 30, 2026	$1,287	$4,677,450	$(883,249)	$(1,602,228)	$2,193,260	$206,145	$2,399,405

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficits	Total AECOM Stockholders’ Equity	Non- Controlling Interests	Total Stockholders’ Equity
BALANCE AT MARCH 31, 2025	$1,320	$4,378,663	$(943,127)	$(1,151,420)	$2,285,436	$180,851	$2,466,287
Net income	—	—	—	130,966	130,966	28,771	159,737
Dividends declared	—	—	—	(35,040)	(35,040)	—	(35,040)
Other comprehensive loss	—	—	68,266	—	68,266	91	68,357
Issuance of stock	3	32,140	—	—	32,143	—	32,143
Repurchases of stock	—	(22)	—	(4,715)	(4,737)	—	(4,737)
Stock-based compensation	—	15,306	—	—	15,306	—	15,306
Effect of deconsolidation of a joint venture	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	15	15
Distributions to noncontrolling interests	—	—	—	—	—	(3,463)	(3,463)
BALANCE AT JUNE 30, 2025	$1,323	$4,426,087	$(874,861)	$(1,060,209)	$2,492,340	$206,265	$2,698,605
See accompanying Notes to Consolidated Financial Statements.

AECOM
Consolidated Statements of Cash Flows
(unaudited - in thousands)

	Nine Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$200,912	$498,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,444	128,375
Equity in earnings of unconsolidated joint ventures	(20,461)	(15,555)
Distribution of earnings from unconsolidated joint ventures	15,714	52,144
Non-cash stock compensation	26,486	46,063
Non-cash net fair value (gains) losses	(15,188)	6,883
Non-cash loss on disposal activities	64,549	—
Foreign currency translation	12,502	5,604
Other	(4,334)	2,569
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and contract assets	(225,080)	96,518
Prepaid expenses and other assets	(70,505)	(61,362)
Accounts payable	62,636	(160,641)
Accrued expenses and other current liabilities	(69,398)	167,562
Contract liabilities	39,697	(133,282)
Other long-term liabilities	(15,740)	(7,887)
Net cash provided by operating activities	169,234	625,472

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for business acquisition, net of cash acquired	—	(2,786)
Cash outflow from deconsolidation of a joint venture	—	(45,352)
Investment in unconsolidated joint ventures	(69,810)	(30,438)
Return of investment in unconsolidated joint ventures	52,520	3,042
Credit facility investment	(12,500)	16,625
Other investing activities	(18,121)	—
Proceeds from disposal of property and equipment	240	236
Payments for capital expenditures	(99,879)	(74,639)
Net cash used in investing activities	(147,550)	(133,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under credit agreements	5,734,500	1,931,502
Repayments of borrowings under credit agreements	(5,753,792)	(1,958,842)
Cash paid for debt issuance costs	(6,505)	(687)
Dividends paid	(115,469)	(99,149)
Proceeds from issuance of common stock	30,576	22,445
Payments to repurchase common stock	(441,862)	(138,324)
Net distributions to noncontrolling interests	(30,655)	(33,313)
Other financing activities	(7,349)	(5,235)
Net cash used in financing activities	(590,556)	(281,603)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,935)	(1,342)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(572,807)	209,215
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,585,739	1,584,862
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,012,932	$1,794,077

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
The results of operations for the three and nine months ended June 30, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2026.
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
The Company reports its annual results of operations based on 52- or 53-week periods ending on the Friday nearest September 30. The interim consolidated financial statements are presented for the periods ending on July 3, 2026 and June 27, 2025. For clarity of presentation, all periods are presented as if the periods ended on September 30 and June 30.
2.    New Accounting Pronouncements and Changes in Accounting
In December 2023, the Financial Accounting Standard Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance the income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. The update also includes certain other amendments to improve the effectiveness of income tax disclosures. The standard is effective for the Company for its annual financial statements in fiscal year 2026 and can be applied either prospectively or retrospectively. The Company does not expect the adoption of this standard will have a significant impact on its financial presentation.
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
3.    Discontinued Operations, Goodwill and Intangible Assets
In the first quarter of fiscal 2020, management approved a plan to dispose of via sale the Company’s self-perform at-risk construction businesses. These businesses include the Company’s civil infrastructure, power, and oil and gas construction businesses that were previously reported in the Company’s Construction Services segment. After consideration of the relevant facts, the Company concluded the assets and liabilities of its self-perform at-risk construction businesses met the criteria for classification as held for sale. The Company concluded the actual and proposed disposal activities represented a strategic shift that would have a major effect on the Company’s operations and financial results and qualified for presentation as discontinued operations in accordance with FASB ASC 205-20. Accordingly, the financial results of the self-perform at-risk construction businesses are presented in the Consolidated Statement of Operations as discontinued operations for all periods presented. Assets of the business not sold as of the balance sheet date are presented in the consolidated balance sheets as assets held for sale for both periods presented. As of June 30, 2026, the Company had one equity method investment with a carrying value of $29.0 million classified as held for sale, and the Company continues to actively pursue the sale of its discontinued operations.
During the third quarter of fiscal 2024, the Company resolved contingencies related to the sale of its civil infrastructure construction business and received equity in the counterparty. Concurrently, the Company participated as a member of a lending group in a revolving credit facility for the counterparty, committing to fund $30 million that matures in May 2029. At June 30, 2026, the counterparty had $30.7 million outstanding under the credit facility, and all cash flows were classified as other investing activities.
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
During the first quarter of fiscal 2026, the procedural process resumed, and the Company subsequently engaged in settlement discussions. As a result, the Company revised its estimated recovery of the 2014 Claims and 2019 Claims submitted against the DOE, resulting in a $61.8 million non-cash loss recorded in loss from discontinued operations as the project was completed prior to the sale of the Former Affiliate. In July 2026, the Company entered into a settlement agreement to resolve the 2014 Claims and 2019 Claims that will result in a $58.5 million payment to the Company, which was consistent with the agreement in principle.
The asset related to the project is presented in other noncurrent assets in the consolidated balance sheet.
Refinery Turnaround Project
A former affiliate of the Company, which was sold in a series of transactions to effectuate the sale of the self‑perform at-risk construction businesses, entered into an agreement to perform turnaround maintenance services in Montana in December 2017. The former affiliate performed additional work outside of the original contract and became entitled to payment from the refinery owner. As part of the sale of the former affiliate, the refinery turnaround project, including related claims, were retained by the Company. The former affiliate's claims against the refinery owner and the refinery owner's cross-claims against the Company's former affiliate moved to federal court. A jury trial was completed on February 1, 2025, resulting in a favorable verdict for the Company. As a result of unfavorable court orders on post-trial motions, including pre-judgment interest and prompt payment interest, and issuance of the associated judgment, the Company recorded a $53.0 million loss during the third quarter of fiscal 2025 from the reduction in the expected net cash proceeds the Company would receive as a result of the trial verdict. In the third quarter of fiscal 2026, the Company concluded its appeal process and collected cash of $51.1 million, which fully resolves the claims. The Company recorded a loss of $2.7 million in discontinued operations on the settlement.
The Company's noncurrent assets held for sale represent the carrying value of its investment in an unconsolidated joint venture, which was $29.0 million and $19.0 million as of June 30, 2026 and September 30, 2025, respectively.
The following table represents summarized income statement information of discontinued operations (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenue	$—	$—	$—	$102.7
Cost of revenue	—	—	—	106.6
Gross loss	—	—	—	(3.9)
Equity in losses of joint ventures	(0.5)	(0.1)	(3.1)	(6.1)
Loss on disposal activities	(2.9)	(58.3)	(72.2)	(75.0)
Loss from operations	(3.4)	(58.4)	(75.3)	(85.0)
Other expense	(0.4)	(0.4)	(1.2)	(0.8)
Loss before taxes	(3.8)	(58.8)	(76.5)	(85.8)
Income tax benefit	(0.9)	(14.9)	(3.5)	(22.0)
Net loss from discontinued operations	$(2.9)	$(43.9)	$(73.0)	$(63.8)

The significant components included in our Consolidated Statement of Cash Flows for the discontinued operations are as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Payments for capital expenditures	$—	$—	$—	$—
Noncash increase in noncurrent assets held for sale due to deconsolidation of a joint venture	$—	$—	$—	$41.6
Noncash decrease in noncontrolling interest due to deconsolidation of a joint venture	$—	$—	$—	$(13.8)
The Company completed two business acquisitions during the year ended September 30, 2025 for total consideration of $375.9 million, which included stock consideration of $146.4 million. Neither of these two acquisitions met the quantitative thresholds to require separate disclosure. The Company acquired these businesses to expand its competitive advantage and compound strengths to achieve its long-term profitability targets. The Company preliminarily estimates the amount of identifiable assets as soon as information is available, but not more than 12 months from the date of acquisition. The initial accounting for these acquisitions is not complete as of June 30, 2026 as the Company continues to assess the value of the tax liabilities and the acquired intellectual property, including digital assets.
The changes in the carrying value of goodwill by reportable segment for the nine months ended June 30, 2026 were as follows:

	September 30, 2025	Foreign Exchange Impact	Post-Acquisition Adjustments	June 30, 2026
	(in millions)
Americas	$2,770.4	$(2.9)	$47.7	$2,815.2
International	930.2	(1.8)	23.5	951.9
Total	$3,700.6	$(4.7)	$71.2	$3,767.1
The gross amounts and accumulated amortization of the Company’s identifiable intangible assets with finite useful lives as of June 30, 2026 and September 30, 2025, included in intangible assets—net, in the accompanying consolidated balance sheets, were as follows:

	June 30, 2026			September 30, 2025
	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Gross Amount	Accumulated Amortization	Intangible Assets, Net	Amortization Period
	(in millions)						(years)
Backlog and Customer relationships	$7.4	$(3.7)	$3.7	$7.4	$(2.5)	$4.9	1 - 11
Digital assets	214.1	(42.8)	171.3	178.4	—	178.4	1 - 3
Total	$221.5	$(46.5)	$175.0	$185.8	$(2.5)	$183.3

Amortization expense of intangible assets included within cost of revenue was $44.0 million and $1.8 million for the nine months ended June 30, 2026 and 2025, respectively. The following table presents estimated amortization expense of existing intangible assets for the remainder of fiscal 2026 and for the succeeding years:

Fiscal Year	(in millions)
2026 (three months remaining)	$13.8
2027	42.9
2028	42.9
2029	40.9
2030	34.5
Total	$175.0
4.    Revenue Recognition
The Company follows accounting principles for recognizing revenue upon the transfer of control of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company generally recognizes revenues over time as performance obligations are satisfied. The Company generally measures its progress to completion using an input measure of total costs incurred divided by total costs expected to be incurred, which it believes to be the best measure of progress towards completion of the performance obligation. In the course of providing its services, the Company routinely subcontracts for services and incurs other direct costs on behalf of its clients. These costs are passed through to clients and, in accordance with GAAP, are included in the Company’s revenue and cost of revenue. These pass-through revenues for the nine months ended June 30, 2026 and 2025 were $5.8 billion and $6.4 billion, respectively.
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
Disaggregated Revenue
The following tables present the Company’s revenues disaggregated by revenue sources:

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in millions)
Cost reimbursable	$1,261.6	$1,619.1	$4,499.3	$4,588.4
Guaranteed maximum price	1,311.5	1,575.8	3,825.6	4,446.8
Fixed-price	1,012.9	983.5	2,893.1	2,929.0
Total revenue	$3,586.0	$4,178.4	$11,218.0	$11,964.2

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in millions)
Americas	$2,632.9	$3,277.2	$8,521.8	$9,286.2
Europe, Middle East, India, Africa	559.5	536.4	1,627.5	1,604.7
Asia-Australia-Pacific	393.6	364.8	1,068.7	1,073.3
Total revenue	$3,586.0	$4,178.4	$11,218.0	$11,964.2
Remaining Unsatisfied Performance Obligations
As of June 30, 2026, the Company had allocated $20.4 billion of transaction price to unsatisfied or partially satisfied performance obligations, of which approximately 60% is expected to be satisfied within the next twelve months. The majority of remaining performance obligation after the first 12 months are expected to be recognized over a two-year period.
Contract liabilities represent billings as of the balance sheet date, as allowed under the terms of a contract, but not yet recognized as contract revenue pursuant to the Company's revenue recognition policy. The Company recognized revenue of $762.6 million and $859.9 million during the nine months ended June 30, 2026 and 2025, respectively, that was included in contract liabilities as of September 30, 2025 and 2024, respectively.
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

Net accounts receivable consisted of the following:

	June 30, 2026	September 30, 2025
	(in millions)
Billed	$1,816.2	$1,934.3
Contract retentions	661.8	647.6
Total accounts receivable—gross	2,478.0	2,581.9
Allowance for doubtful accounts and credit losses	(88.3)	(84.8)
Total accounts receivable—net	$2,389.7	$2,497.1
Substantially all contract assets as of June 30, 2026 and September 30, 2025 are expected to be billed and collected within twelve months, except for claims. Significant claims recorded in contract assets were approximately $620 million and $400 million as of June 30, 2026 and September 30, 2025, respectively. Contract retentions represent amounts invoiced to clients where payments have been withheld from progress payments until the contracted work has been completed and approved by the client but nonetheless represent an unconditional right to cash.
Estimates of consideration to be received, including variable consideration, are subject to revision during contract performance. As a result, the Company may be exposed to losses if the services cannot be delivered within the total estimated consideration. If estimated total costs on contracts indicate a loss, the Company recognizes that estimated loss in the period the estimated loss first becomes known. During the nine months ended June 30, 2026, the Company recorded a net loss totaling $344.6 million ($258.8 million after tax) related to revisions of contract estimates, including the project discussed below, on contracts for which revenue is recognized using the input method. The loss reduced earnings by $2.01 per basic and diluted share for the three months ended June 30, 2026, and by $2.00 and $1.99 per basic and diluted share, respectively, for the nine months ended June 30, 2026. The Company did not have material revisions to estimates for contracts for which revenue is recognized using the input method during the nine months ended June 30, 2025. Liabilities recorded related to accrued contract losses were not material as of June 30, 2026 and September 30, 2025.
During the third quarter of fiscal 2026, the Company experienced significant delays on a project in its Construction Management business. The Company assessed the estimated cost to complete the project compared to estimated revenue with the relevant components of variable consideration, including significant claims that represent a portion of the amount noted above, and recorded an aggregate loss of $336.8 million on the project. The Company continually monitors the progress on the project and the loss represents its current estimate based on available information. The Company may be required to make subsequent changes to estimates based on new information and project progression, which could result in additional estimated losses and could be material.
The Company considers a broad range of information to estimate expected credit losses including the related ages of past due balances, projections of credit losses based on historical trends, and collection history and credit quality of its clients. Negative macroeconomic trends or delays in payment of outstanding receivables could result in an increase in the estimated credit losses.
No single client accounted for more than 10% of the Company’s outstanding receivables at June 30, 2026 and September 30, 2025.
The Company sold trade receivables to financial institutions, of which $348.9 million and $268.2 million were outstanding as of June 30, 2026 and September 30, 2025, respectively. The Company does not retain financial or legal obligations for these receivables that would result in material losses. The Company’s ongoing involvement is limited to the remittance of customer payments to the financial institutions with respect to the sold trade receivables.
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
Contractually required support provided to the Company’s joint ventures is further discussed in Note 15.
Summary of financial information of the consolidated joint ventures is as follows:

	June 30, 2026 (unaudited)	September 30, 2025
	(in millions)
Current assets	$840.0	$699.0
Non-current assets	82.2	84.4
Total assets	$922.2	$783.4

Current liabilities	$725.1	$591.4
Non-current liabilities	5.0	5.7
Total liabilities	730.1	597.1
Total AECOM deficit	(17.0)	(15.9)
Noncontrolling interests	209.1	202.2
Total owners’ equity	192.1	186.3
Total liabilities and owners’ equity	$922.2	$783.4
Total revenue of the consolidated joint ventures was $1,318.6 million and $1,260.1 million for the nine months ended June 30, 2026 and 2025, respectively. The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of unaudited financial information of the unconsolidated joint ventures, as derived from their unaudited financial statements, was as follows:

	June 30, 2026	September 30, 2025
	(in millions)
Current assets	$1,625.3	$1,537.7
Non-current assets	666.7	708.0
Total assets	$2,292.0	$2,245.7

Current liabilities	$1,138.0	$1,107.8
Non-current liabilities	130.3	92.4
Total liabilities	1,268.3	1,200.2
Joint ventures’ equity	1,023.7	1,045.5
Total liabilities and joint ventures’ equity	$2,292.0	$2,245.7

AECOM’s investment in unconsolidated joint ventures	$155.5	$138.1

	Nine Months Ended
	June 30, 2026	June 30, 2025
	(in millions)
Revenue	$2,076.5	$2,108.1
Cost of revenue	2,002.3	2,058.2
Gross profit	$74.2	$49.9
Net income	$49.9	$47.8
Summary of AECOM’s equity in earnings of unconsolidated joint ventures is as follows:

	Nine Months Ended
	June 30, 2026	June 30, 2025
	(in millions)
Pass-through joint ventures	$21.9	$21.6
Other joint ventures	1.6	0.1
Total	$23.5	$21.7
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

The components of net periodic benefit cost other than the service cost component are included in other income in the consolidated statement of operations. The following table details the components of net periodic benefit cost for the Company’s pension plans for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended				Nine Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
	(in millions)
Components of net periodic benefit cost:
Service costs	$—	$—	$—	$—	$—	$0.1	$—	$0.1
Interest cost on projected benefit obligation	1.9	10.1	2.0	10.2	5.6	30.3	5.9	29.7
Expected return on plan assets	(1.3)	(14.0)	(1.2)	(13.3)	(3.8)	(41.8)	(3.6)	(38.6)
Amortization of prior service cost	—	0.1	—	0.1	—	0.1	—	0.1
Amortization of net loss (gain)	1.0	(0.1)	0.9	(0.4)	2.9	(0.4)	2.8	(1.0)
Net periodic benefit cost (credit)	$1.6	$(3.9)	$1.7	$(3.4)	$4.7	$(11.7)	$5.1	$(9.7)
The total amounts of employer contributions paid for the nine months ended June 30, 2026 were $6.9 million for U.S. plans and $18.4 million for non-U.S. plans. The expected remaining scheduled annual employer contributions for the fiscal year ending September 30, 2026 are $4.1 million for U.S. plans and $6.5 million for International plans.
7.    Debt
Debt consisted of the following:

	June 30, 2026	September 30, 2025
	(in millions)
Amended Credit Agreement	$1,448.8	$1,439.9
2033 Senior Notes	1,200.0	1,200.0
Other debt	96.4	103.8
Total debt	2,745.2	2,743.7
Less: Current portion of debt and short-term borrowings	(62.8)	(66.3)
Less: Unamortized debt issuance costs	(30.4)	(30.2)
Long-term debt	$2,652.0	$2,647.2
The following table presents, in millions, scheduled maturities of the Company’s debt as of June 30, 2026:

Fiscal Year
2026 (three months remaining)	$36.3
2027	34.4
2028	25.5
2029	14.7
2030	6.9
Thereafter	2,627.4
Total	$2,745.2

Credit Agreements
On March 10, 2026 (the "Amendment Effective Date"), the Company and certain of its subsidiaries entered into Amendment No. 16 to Syndicated Facility Agreement ("Amendment") with Bank of America, N.A. ("Bank of America") as administrative agent and the other lenders party thereto, which amended the Syndicated Facility Agreement, dated as of October 17, 2014, to which the Company and certain of its subsidiaries are party (as amended prior to the Amendment Effective Date, the "Existing Credit Agreement", and as amended by the Amendment, the "Amended Credit Agreement"), pursuant to which the Company obtained a new $1,500,000,000 revolving credit facility (the “$1.5 billion Revolving Credit Facility”), a new $950,000,000 term loan A facility (the “Term Loan A Facility”) and a new $500,000,000 term loan B facility (the “Term Loan B Facility” and, together with the $1.5 billion Revolving Credit Facility and the Term Loan A Facility, the "Amended Facilities"). The $1.5 billion Revolving Credit Facility and the Term Loan A Facility mature on March 10, 2031. The Term Loan B Facility matures on April 19, 2031. The Term Loan A Facility and the Term Loan B Facility were borrowed in full on the Amendment Effective Date in U.S. dollars. Loans under the $1.5 billion Revolving Credit Facility may be borrowed, and letters of credit thereunder may be issued, in U.S. dollars or in certain foreign currencies. The Amended Facilities replace in full the Company's existing revolving credit facility and term loan facilities under the Existing Credit Agreement, and borrowings under the Amended Facilities were used on the Amendment Effective Date to refinance in full the Company's prior credit facilities under the Existing Credit Agreement.
On June 10, 2026, the Company and certain of its subsidiaries entered into a Credit Agreement with Bank of America, as administrative agent and the other lenders party thereto (the "New Credit Agreement") and, together with the Amended Credit Agreement, the "Credit Agreements"), pursuant to which the Company obtained a new $500,000,000 revolving credit facility (the "$500 million Revolving Credit Facility" and, together with the $1.5 billion Revolving Credit Facility, the "Revolving Credit Facilities") which matures on June 9, 2028.
Borrowings under (a) the Revolving Credit Facilities (in U.S. dollars) and the Term Loan A Facility bear interest at a rate per annum equal to, at the Company’s option, (i) a SOFR rate (with a 0% floor) plus a margin ranging from 1.125% to 2% or (ii) a base rate (with a 0% floor) plus a margin ranging from 0.125% to 1%, in each case, excluding any applicable sustainability adjustment with respect to the $1.5 billion Revolving Credit Facility and the Term Loan A Facility, and with the actual margin determined from time to time on the basis of the Company's consolidated leverage ratio; and (b) the $1.5 billion Revolving Credit Facility in currencies other than U.S. dollars bear interest at a rate per annum equal to the applicable reference rate for such currency, plus the same margin applicable to SOFR rate loans. An unused commitment fee ranging from 0.15% to 0.30% (excluding any applicable sustainability adjustment, and with the actual fee amount determined from time to time on the basis of the Company’s consolidated leverage ratio) is payable on the average daily undrawn portion of the commitments in respect of the Revolving Credit Facilities.
Borrowings under the Term Loan B Facility bear interest at a rate per annum equal to, at the Company’s option, (a) a SOFR rate (with a 0% floor) or (b) a base rate (with a 0% floor), in each case, plus an applicable margin of 1.50% in the case of the SOFR rate and 0.50% in the case of the base rate.
Certain of the Company’s subsidiaries (the “Guarantors”) have guaranteed the Company’s obligations of the Company under the Credit Agreements and the obligations under the Credit Agreements are secured by a lien on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions.
The Credit Agreements contain customary negative covenants that include, among other things, limitations or restrictions on the ability of the Company and its subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of their business, consummate mergers, consolidations and the sale of all or substantially all of their respective assets and transact with affiliates. The Company is also required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis. Such financial covenant does not apply to the Term Loan B Facility. As of June 30, 2026, the Company was in compliance with the covenants of the Credit Agreements.
The Credit Agreements contain customary affirmative covenants, including, among other things, compliance with applicable law, preservation of existence, maintenance of properties and of insurance, and keeping proper books and records. The Credit Agreements contain customary events of default, including, among other things, nonpayment of principal, interest or fees, cross-defaults to other debt, inaccuracies of representations and warranties, failure to perform covenants, events of bankruptcy and insolvency, change of control and unsatisfied judgments, subject in certain cases to notice and cure periods and other exceptions.
At June 30, 2026 and September 30, 2025, letters of credit totaled $4.4 million and $4.4 million, respectively, under the $1.5 billion Revolving Credit Facility. As of June 30, 2026 and September 30, 2025, the Company had $1,495.6 million and $1,495.6 million, respectively, available under the $1.5 billion Revolving Credit Facility.

At June 30, 2026, the Company had no outstanding letters of credit and had $500 million available under the $500 million Revolving Credit Facility.
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
2033 Senior Notes

On July 22, 2025, the Company completed an offering of $1,200,000,000 aggregate principal amount of its 6.000% Senior Notes due 2033 (the “2033 Senior Notes”). As of June 30, 2026, the estimated fair value of the 2033 Senior Notes was approximately $1,201.5 million. The fair value of the 2033 Senior Notes as of June 30, 2026 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2033 Senior Notes.

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

The Company was in compliance with the covenants related to the 2033 Senior Notes as of June 30, 2026.

Other Debt and Other Items
Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The Company’s unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At June 30, 2026 and September 30, 2025, these outstanding standby letters of credit totaled $906.9 million and $899.4 million, respectively. As of June 30, 2026, the Company had $411.8 million available under these unsecured credit facilities.
Effective Interest Rate
The Company’s average effective interest rate on its total debt, including the effects of the interest rate swap and interest rate cap agreements, during the nine months ended June 30, 2026 and 2025 was 5.2% and 5.1%, respectively.

Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and nine months ended June 30, 2026 of $1.4 million and $6.2 million, respectively, and for the three and nine months ended June 30, 2025 of $1.2 million and $3.9 million, respectively.

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

June 30, 2026
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
See Note 14 for accumulated balances and reporting period activities of derivatives related to reclassifications out of accumulated other comprehensive loss for the nine months ended June 30, 2026 and 2025. Additionally, there were no material losses recognized in income due to amounts excluded from effectiveness testing from the Company’s interest rate swap agreements.

Other Foreign Currency Forward Contracts
The Company uses foreign currency forward contracts which are not designated as accounting hedges to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the functional currency of a subsidiary. Gains and losses on these contracts were not material for the nine months ended June 30, 2026 and 2025.
Fair Value Measurements
The fair values of the interest rate swap and interest rate cap agreements were derived by taking the net present value of the expected cash flows using observable market inputs (Level 2) such as SOFR rate curves, futures, volatilities and basis spreads (when applicable).
As discussed in Note 3, the Company received an equity investment in the civil infrastructure construction business buyer and concurrently participated as a member of a lending group in a revolving credit facility. The Company elected the fair value option for its equity investment due to the availability of quoted prices of identical assets. The fair value option was also elected for the credit facility investment. Changes in fair value of both investments are classified within other income on the consolidated statements of operations. The Company records interest income at the stated coupon rate of the credit facility and classifies it within interest income on the consolidated statement of operations. Fair value for the equity investment is determined using Level 1 inputs, and fair value of the credit facility investment is determined using Level 3 inputs, such as estimated cash flows and estimated discount rates. The Company recorded a gain of $8.6 million and a loss of $6.9 million in other income in the first nine months of fiscal 2026 and 2025, respectively, representing the net change in fair value of these investments.
In the fourth quarter of fiscal 2025, the Company issued contingent consideration in connection with the acquisition of a business, with a maximum value of $17.7 million. The contingent consideration is a liability that is measured at fair value with changes in fair value reported in other income. The contingent consideration is measured using Level 2 inputs, such as quoted market prices and volatilities. The Company recorded a gain of $6.6 million in other income in the first nine months of fiscal 2026.

Below are the Company's non-pension financial assets and liabilities, in millions, recorded at fair value on a recurring basis within the ASC 820-10 fair value hierarchy:

	June 30, 2026
	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Interest rate contracts	Other current assets	$—	$10.4	$—	$10.4
Interest rate contracts	Other non-current assets	—	7.3	—	7.3
Interest rate contracts	Other current liabilities	—	(1.1)	—	(1.1)
Interest rate contracts	Other long-term liabilities	—	(0.4)	—	(0.4)
Credit facility investment	Other non-current assets	—	—	30.7	30.7
Contingent Consideration	Other long-term liabilities	—	0.9	—	0.9
Equity investment	Other non-current assets	31.0	—	—	31.0
Total net assets at fair value		$31.0	$17.1	$30.7	$78.8

	September 30, 2025
	Balance Sheet Location	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Interest rate contracts	Other current assets	$—	$9.0	$—	$9.0
Interest rate contracts	Other non-current assets	—	10.0	—	10.0
Interest rate contracts	Other current liabilities	—	(1.8)	—	(1.8)
Interest rate contracts	Other long-term liabilities	—	(2.8)	—	(2.8)
Credit facility investment	Other non-current assets	—	—	17.4	17.4
Contingent Consideration	Other long-term liabilities	—	(7.5)	—	(7.5)
Equity investment	Other non-current assets	21.9	—	—	21.9
Total net assets at fair value		$21.9	$6.9	$17.4	$46.2
The table below sets forth a summary of changes in the fair value of the Company's Level 3 investment assets:

	Nine Months Ended June 30, 2026
	(in millions)
	Beginning Balance	Investment Gains/(Losses)	Interest Earned	Loans	Collections	Ending Balance
Credit facility investment including accrued interest	$17.4	(0.5)	1.3	12.5	—	$30.7

	Nine Months Ended June 30, 2025
	(in millions)
	Beginning Balance	Investment Gains/(Losses)	Interest Earned	Loans	Collections	Ending Balance
Credit facility investment including accrued interest	$21.9	(0.7)	0.8	8.0	(24.6)	$5.4
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

Restricted stock units and PEP unit activity for the nine months ended June 30 was as follows:

	2026				2025
	Restricted Stock Units	Weighted Average Grant-Date Fair Value	PEP Units	Weighted Average Grant-Date Fair Value	Restricted Stock Units	Weighted Average Grant-Date Fair Value	PEP Units	Weighted Average Grant-Date Fair Value
	(in millions)		(in millions)		(in millions)		(in millions)
Outstanding at September 30,	0.7	$95.64	0.6	$109.74	0.8	$83.96	0.7	$95.38
Granted	0.3	$97.36	0.3	$90.04	0.2	$110.58	0.2	$129.24
PEP units earned	—	$—	0.1	$94.85	—	$—	0.1	$85.46
Vested	(0.2)	$83.94	(0.3)	$94.85	(0.2)	$75.70	(0.3)	$85.46
Cancelled	—	$—	—	$—	(0.1)	$95.96	—	$—
Outstanding at June 30,	0.8	$99.72	0.7	$106.77	0.7	$95.58	0.7	$109.67
Total compensation expense related to these share-based payments including stock options was $26.5 million and $46.1 million during the nine months ended June 30, 2026 and 2025, respectively. Compensation expense in fiscal year 2026 decreased $18.2 million due to changes in performance achievement expectations for the PEP awards. Unrecognized compensation expense related to total share-based payments outstanding as of June 30, 2026 and September 30, 2025 was $91.9 million and $106.7 million, respectively, to be recognized on a straight-line basis over the awards’ respective vesting periods which are generally three years.
10.   Income Taxes
The Company’s effective tax rate was 12.6% and 20.6% for the nine months ended June 30, 2026 and 2025, respectively. The most significant items contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the nine-month period ended June 30, 2026 were a tax benefit of $54.7 million related to a net deferred tax asset recognized due to legal entity restructuring, tax benefit of $39.6 million related to income tax credits and incentives, tax expense of $37.5 million related to foreign residual income, and tax expense of $30.2 million related to changes in uncertain tax positions. The tax benefit related to income tax credits and incentives and tax expense related to foreign residual income are expected to have a continuing impact on the effective tax rate for the remainder of the fiscal year.
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
The Company is currently under tax audit in several jurisdictions including the U.S. where its federal income tax returns for fiscal 2017 through 2020 are being examined by the Internal Revenue Service (IRS). Disputes can arise with tax authorities involving issues related to the timing of deductions, the calculation and use of credits, and the taxation of income in various tax jurisdictions because of differing interpretations or application of tax laws, regulations, and relevant facts.
In August 2026, the Company received a draft Notice of Proposed Adjustment (NOPA) from the IRS concerning research and development (R&D) tax credits claimed during fiscal years 2017 through 2020. The draft NOPA proposes adjustments that, if sustained in full, could have a material impact on the Company’s consolidated financial statements. The Company disagrees with the proposed adjustments outlined in the draft NOPA and intends to pursue all available administrative remedies, including filing an appeal. The Company will continue to monitor developments related to the examination and will adjust the reserve as necessary based on changes in facts and circumstances, including the resolution of the audit.
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
11.   Earnings Per Share
Basic earnings per share (EPS) excludes dilution and is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to AECOM by the weighted average number of common shares outstanding and potential common shares for the period. The Company includes as potential common shares the weighted average dilutive effects of equity awards using the treasury stock method. The computation of diluted loss per share for the three months ended June 30, 2026 excludes approximately 2.0 million potential common shares due to their antidilutive effect. For the three months ended June 30, 2025, equity awards excluded from the calculation of potential commons shares were 0.2 million shares. For the nine months ended June 30, 2026 and 2025, equity awards excluded from the calculation of potential common shares were 0.2 million and 0.4 million shares, respectively.
The following table sets forth a reconciliation of the denominators for basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in millions)
Denominator for basic earnings per share	128.6	132.3	129.4	132.4
Potential common shares	—	0.8	0.7	0.9
Denominator for diluted earnings per share	128.6	133.1	130.1	133.3
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
The components of lease expenses are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in millions)
Operating lease cost	$36.9	$36.6	$110.9	$109.7
Finance lease cost:
Amortization of right-of-use assets	9.2	8.5	27.1	24.8
Interest on lease liabilities	0.9	0.9	2.8	2.7
Variable lease cost	8.6	8.0	25.2	24.2
Total lease cost	$55.6	$54.0	$166.0	$161.4
Additional balance sheet information related to leases is as follows:

		As of	As of
(in millions except as noted)	Balance Sheet Classification	June 30, 2026	September 30, 2025
Assets:
Operating lease assets	Operating lease right-of-use assets	$442.0	$463.5
Finance lease assets	Property and equipment – net	68.1	74.4
Total lease assets		$510.1	$537.9

Liabilities:
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$129.3	$132.4
Finance lease liabilities	Current portion of long-term debt	31.7	31.9
Total current lease liabilities		161.0	164.3
Non-current:
Operating lease liabilities	Operating lease liabilities, noncurrent	487.8	516.0
Finance lease liabilities	Long-term debt	38.6	44.3
Total non-current lease liabilities		$526.4	$560.3

	As of	As of
	June 30, 2026	September 30, 2025
Weighted average remaining lease term (in years):
Operating leases	5.7	6.1
Finance leases	2.5	2.7
Weighted average discount rates:
Operating leases	5.3%	5.2%
Finance leases	4.7%	4.8%

Additional cash flow information related to leases is as follows:

	Nine Months Ended
	June 30, 2026	June 30, 2025
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$124.9	$128.4
Operating cash flows from finance leases	2.8	2.7
Financing cash flows from finance leases	26.7	23.8
Right-of-use assets obtained in exchange for new operating leases	62.6	104.5
Right-of-use assets obtained in exchange for new finance leases	21.1	35.0
Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases
Fiscal Year	(in millions)
2026 (three months remaining)	$41.3	$9.7
2027	153.6	31.6
2028	132.6	21.6
2029	110.8	10.0
2030	83.5	1.9
Thereafter	193.6	—
Total lease payments	$715.4	$74.8
Less: Amounts representing interest	$(98.3)	$(4.5)
Total lease liabilities	$617.1	$70.3
13.   Other Financial Information
Accrued expenses and other current liabilities consist of the following:

	June 30, 2026	September 30, 2025
	(in millions)
Accrued salaries and benefits	$616.5	$727.0
Accrued contract costs	1,437.7	1,419.0
Other accrued expenses	347.8	344.5
Total	$2,402.0	$2,490.5
Accrued contract costs above include balances related to professional liability accruals, which is discussed in more detail in Note 15. The remaining accrued contract costs primarily relate to costs for services provided by subcontractors and other non-employees. During the first nine months of fiscal 2026 the Company incurred restructuring and acquisition expenses of $53.6 million, including personnel and other costs of $40.8 million and real estate costs of $12.8 million, of which $42.0 million was accrued and unpaid at June 30, 2026. During the first nine months of fiscal 2025, the Company did not initiate any new transformational restructuring activities.
Other accrued expenses includes primarily accrued dividends payable, current operating lease liabilities noted in Note 12, and accrued VAT taxes of $63.4 million and $62.5 million as of June 30, 2026 and September 30, 2025, respectively. On June 3, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.31 per share, which was paid on July 17, 2026 to stockholders of record as of the close of business on July 1, 2026. As of June 30, 2026, accrued and unpaid dividends totaled $42.5 million.

14.   Reclassifications out of Accumulated Other Comprehensive Loss
The accumulated balances and reporting period activities for the three and nine months ended June 30, 2026 and 2025 related to reclassifications out of accumulated other comprehensive loss are summarized as follows (in millions):

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at March 31, 2026	$(245.3)	$(662.0)	$11.1	$(896.2)
Other comprehensive (loss) income before reclassification	(2.6)	13.9	2.4	13.7
Amounts reclassified from accumulated other comprehensive (loss) income	0.6	—	(1.4)	(0.8)
Balances at June 30, 2026	$(247.3)	$(648.1)	$12.1	$(883.3)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at March 31, 2025	$(243.6)	$(717.3)	$17.8	$(943.1)
Other comprehensive (loss) income before reclassification	(13.7)	85.3	(1.5)	70.1
Amounts reclassified from accumulated other comprehensive (loss) income	0.4	—	(2.3)	(1.9)
Balances at June 30, 2025	$(256.9)	$(632.0)	$14.0	$(874.9)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2025	$(251.4)	$(652.4)	$10.8	$(893.0)
Other comprehensive (loss) income before reclassification	2.2	4.3	5.9	12.4
Amounts reclassified from accumulated other comprehensive (loss) income	1.9	—	(4.6)	(2.7)
Balances at June 30, 2026	$(247.3)	$(648.1)	$12.1	$(883.3)

	Pension Related Adjustments	Foreign Currency Translation Adjustments	Gain/(Loss) on Derivative Instruments	Accumulated Other Comprehensive Loss
Balances at September 30, 2024	$(252.0)	$(646.5)	$15.8	$(882.7)
Other comprehensive (loss) income before reclassification	(6.2)	14.5	5.5	13.8
Amounts reclassified from accumulated other comprehensive (loss) income	1.3	—	(7.3)	(6.0)
Balances at June 30, 2025	$(256.9)	$(632.0)	$14.0	$(874.9)

15.   Commitments and Contingencies
The Company's services involve risk of professional and other liabilities that may exceed the fees it derives from such services. In the ordinary course of business, the Company makes professional judgments and recommendations for its clients, and it may be deemed responsible for those recommendations if they are later determined to be inaccurate. Unfavorable rulings against the Company could result in substantial monetary damages. The Company records amounts representing its probable estimated liabilities relating to claims, guarantees, litigation, audits, liquidated damages and investigations. The Company relies in part on qualified actuaries to assist it in determining the level of reserves to establish for insurance-related claims that are known and have been asserted against it, and for insurance-related claims that are believed to have been incurred based on actuarial analysis, but have not yet been reported to the Company’s claims administrators as of the respective balance sheet dates. The Company includes any adjustments to such insurance reserves in its consolidated results of operations. The Company's professional liability accruals were $881.9 million and $893.7 million as of June 30, 2026 and September 30, 2025, respectively, and classified as accrued contract costs. The Company's insurance recovery assets were $389.9 million and $418.4 million as of June 30, 2026 and September 30, 2025, respectively, and are classified as other current assets. The Company’s reasonably possible loss disclosures are presented on a gross basis prior to the consideration of insurance recoveries. The Company does not record gain contingencies until they are realized. In the ordinary course of business, the Company may not be aware that it or its affiliates are under investigation and may not be aware of whether or not a known investigation has been concluded.
In the ordinary course of business, the Company may enter into various arrangements providing financial or performance assurance to clients, lenders, or partners. Such arrangements include standby letters of credit, surety bonds, and corporate guarantees to support the creditworthiness or the project execution commitments of its affiliates, partnerships and joint ventures. The Company’s unsecured credit arrangements are used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At June 30, 2026 and September 30, 2025, these outstanding standby letters of credit totaled $906.9 million and $899.4 million, respectively. As of June 30, 2026, the Company had $411.8 million available under these unsecured credit facilities. Performance arrangements typically have various expiration dates ranging from the completion of the project contract and extending beyond contract completion in some circumstances such as for warranties. The Company may also guarantee that a project, when complete, will achieve specified performance standards. If the project subsequently fails to meet guaranteed performance standards, the Company may incur additional costs, pay liquidated damages or be held responsible for the costs incurred by the client to achieve the required performance standards. The potential payment amount of an outstanding performance arrangement is typically the remaining cost of work to be performed by or on behalf of third parties. Generally, under joint venture arrangements, if a partner is financially unable to complete its share of the contract, the other partner(s) may be required to complete those activities.
At June 30, 2026, the Company was contingently liable in the amount of approximately $911.3 million in issued standby letters of credit and $6.4 billion in issued surety bonds primarily to support project execution.
In the ordinary course of business, the Company enters into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures and other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities.
The Company’s investment adviser jointly manages and sponsors the AECOM-Canyon Equity Fund, L.P. (the Fund), in which the Company indirectly holds an equity interest and has an ongoing capital commitment to fund investments. At June 30, 2026, the Company has capital commitments of $3.7 million to the Fund over the next 2 years.
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
The Company's Construction Management business has two projects that have experienced delays and have significant claims for recovery of damages from the clients. The claims related to those two projects represent a majority of the significant claims in Note 4 as of June 30, 2026 and September 30, 2025. The Company believes there is a reasonable possibility that the clients on these projects will file a material claim against the Company and continues to assess its potential exposure. The Company has provided financial and performance assurances to the clients of these projects in the form of corporate guarantees, $403.9 million of standby letters of credit, and $1.0 billion of surety performance bonds. The Company intends to vigorously prosecute and defend its rights but cannot provide assurances that it will be successful. As these are unasserted claims with complex and unique legal considerations, any potential liability cannot be reasonably estimated at this time. The Company continues to actively work with the project owners to resolve its claims position and exposure.

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

The following tables set forth summarized financial information concerning the Company’s reportable segments:

Reportable Segments:	Americas	International	AECOM Capital	Total
	($ in millions)
Three Months Ended June 30, 2026:
Revenue	$2,632.7	$953.1	$0.2	$3,586.0
Subcontractor and other direct costs	(1,824.3)	(152.6)	—	(1,976.9)
Employee compensation expense	(807.6)	(579.3)	—	(1,386.9)
Equity in earnings of joint ventures	4.4	(0.1)	0.3	4.6
Other segment items	(135.1)	(106.2)	(1.6)	(242.9)
Earnings before income taxes and amortization	$(129.9)	$114.9	$(1.1)	$(16.1)

Three Months Ended June 30, 2025:
Revenue	$3,277.2	$901.1	$0.1	$4,178.4
Subcontractor and other direct costs	(2,098.3)	(142.5)	—	(2,240.8)
Employee compensation expense	(776.4)	(559.5)	—	(1,335.9)
Equity in earnings of joint ventures	2.2	2.1	1.0	5.3
Other segment items	(180.3)	(118.6)	(2.3)	(301.2)
Earnings before income taxes and amortization	$224.4	$82.6	$(1.2)	$305.8

Nine Months Ended June 30, 2026:
Revenue	$8,521.6	$2,696.2	$0.2	$11,218.0
Subcontractor and other direct costs	(5,404.2)	(405.4)	—	(5,809.6)
Employee compensation expense	(2,381.2)	(1,689.1)	—	(4,070.3)
Equity in earnings of joint ventures	13.8	8.1	1.6	23.5
Other segment items	(438.4)	(330.8)	(5.5)	(774.7)
Earnings before income taxes and amortization	$311.6	$279.0	$(3.7)	586.9

Nine Months Ended June 30, 2025:
Revenue	$9,285.9	$2,677.9	$0.4	$11,964.2
Subcontractor and other direct costs	(5,931.4)	(426.8)	—	(6,358.2)
Employee compensation expense	(2,252.2)	(1,674.2)	—	(3,926.4)
Equity in earnings of joint ventures	12.6	9.0	0.1	21.7
Other segment items	(484.1)	(350.5)	(7.4)	(842.0)
Earnings before income taxes and amortization	$630.8	$235.4	$(6.9)	859.3
Other segment items include rent expenses, depreciation, nonoperating income, and deduction for earnings attributable to noncontrolling interests as well as other costs. The table below reconciles total segment attributable earnings before taxes and amortization to (loss) income from continuing operations before taxes:

	Three Months Ended		Nine Months Ended
	June 30 2026	June 30 2025	June 30 2026	June 30 2025
Total segment attributable earnings before taxes and amortization	$(16.1)	$305.8	$586.9	$859.3
General and administrative expenses	(32.8)	(35.9)	(113.9)	(111.2)
Restructuring and acquisition costs	(12.1)	—	(53.6)	—
Other income (loss)	1.2	(2.6)	11.8	(10.8)
Interest income	12.0	14.1	39.5	45.2
Interest expense	(47.7)	(40.1)	(143.5)	(125.4)
Amortization expense	(13.9)	(0.4)	(44.0)	(1.8)
Income attributable to noncontrolling interests from continuing operations	2.8	27.9	30.1	52.6
(Loss) Income from continuing operations before taxes	$(106.6)	$268.8	$313.3	$707.9

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that are not limited to historical facts, but reflect the Company’s current beliefs, expectations or intentions regarding future events. These statements include forward-looking statements with respect to the Company, including the Company’s business, operations and strategy, and infrastructure consulting industry. Statements that are not historical facts, without limitation, including statements that use terms such as “anticipates,” “believes,” “expects,” “estimates,” “intends,” “may,” “plans,” “potential,” “projects,” and “will” and that relate to our future revenues, expenditures and business trends; future reduction of our self-perform at-risk construction exposure; future accounting estimates; future contractual performance obligations; future conversions of backlog; future capital allocation priorities, including common stock repurchases, future trade receivables, future debt pay downs; future post-retirement expenses; future tax benefits and expenses, and the impact of future tax laws; future compliance with regulations; future legal claims and insurance coverage; future effectiveness of our disclosure and internal controls over financial reporting; future costs savings; and other future economic and industry conditions, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Quarterly Report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Although management believes that the assumptions underlying the forward-looking statements are reasonable, these assumptions and the forward-looking statements are subject to various factors, risks and uncertainties, many of which are beyond our control, including, but not limited to, our business is cyclical and vulnerable to economic downturns and client spending reductions; government shutdowns; changes in administration or other funding directives and circumstances that cause governmental agencies to modify, curtail or terminate our contracts; government contracts are subject to audits and adjustments of contractual terms; long-term government contracts are subject to uncertainties related to government contract appropriations; losses under fixed-price contracts; our ability to successfully and timely perform our contractual obligations and to recover claims for additional contract costs; potential liquidated damages under our contracts; limited control over operations run through our joint venture entities; liability for misconduct by our employees or consultants; changes in government laws, regulations and policies, including failure to comply with laws or regulations applicable to our business; maintaining adequate surety and financial capacity; potential high leverage and inability to service our debt and guarantees; our capital allocation strategy, including our ability to continue payment of dividends and repurchase stock; exposure to political and economic risks in different countries, including tariffs and trade policies, geopolitical events, and conflicts; inflation, currency exchange rates and interest rate fluctuations; changes in capital markets and stock market volatility; retaining and recruiting key technical and management personnel; legal claims and litigation; inadequate insurance coverage; environmental law compliance and inadequate nuclear indemnification; unexpected adjustments and cancellations related to our backlog; partners and third parties who may fail to satisfy their legal obligations; managing pension costs; AECOM Capital’s real estate development; cybersecurity issues, IT outages and data privacy; risks associated with the benefits and costs of the sale of our Management Services and self-perform at-risk civil infrastructure, power construction, and oil and gas construction businesses, including the risk that any purchase adjustments from those transactions could be unfavorable and any future proceeds owed to us as part of the transactions could be lower than we expect; risks associated with our strategic initiatives, including AI investments and potential acquisitions and divestitures, as well as other additional risks and factors discussed in this Quarterly Report on Form 10‑Q and any subsequent reports we file with the SEC. Accordingly, actual results could differ materially from those contemplated by any forward-looking statement.
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
At June 30, 2026, we had approximately $884 million remaining of the Board’s stock repurchase authorization. On February 4, 2026, the Board approved an increase in our stock repurchase authorization to $1.0 billion. We intend to deploy future available cash towards dividends and stock repurchases consistent with our returns driven capital allocation policy.
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
There were two business acquisitions consummated during the year ended September 30, 2025. The Company accounted for these acquisitions as business combinations and preliminarily estimated the amount of identifiable assets and the results of operations of the acquired companies have been included in our consolidated results since the dates of acquisition. Those results of operations were not material to our consolidated results. The initial accounting for these acquisitions is not complete as of June 30, 2026 as the Company continues to assess the value of the tax liabilities and the acquired intellectual property, including digital assets.
Our Construction Management business has two projects that have experienced delays resulting in an increase in the estimated cost to complete and have significant claims for recovery of damages. We continue to actively work with the two project owners to resolve our claims position and exposure. While progress on resolving our claims position has been slower than anticipated, our initial successes in resolving disputed items favorably give us confidence in our ability to recover these claims. However, any further significant delay in the collection of our claims could constrain our capital allocation strategy with respect to the timing of stock repurchases. Our assumptions on the resolution of our claims from the clients, subcontractors, and insurers are subject to uncertainty, and changes in those assumptions could result in a material impact on our results of operations or cash flows.

On one of the Construction Management projects discussed above, we assessed the estimated cost to complete the project compared to the estimated revenue with the relevant components of variable consideration, including significant claims that represent a portion of the significant claims discussed in Note 4, Revenue Recognition, and recorded an aggregate loss of $336.8 million on the project. We continually monitor the progress on the project and the loss represents our current estimate based on available information. We may be required to make subsequent changes to estimates based on new information and project progression, which could result in additional estimated losses and could be material.
Results of Operations
Three and nine months ended June 30, 2026 compared to the three and nine months ended June 30, 2025
Consolidated Results

	Three Months Ended				Nine Months Ended
	June 30, 2026	June 30, 2025	Changes		June 30, 2026	June 30, 2025	Changes
			$	%			$	%
	($ in millions)
Revenue	$3,586.0	$4,178.4	$(592.4)	(14.2)%	$11,218.0	$11,964.2	$(746.2)	(6.2)%
Cost of revenue	3,620.1	3,851.5	(231.4)	(6.0)	10,674.6	11,078.1	(403.5)	(3.6)
Gross (loss) profit	(34.1)	326.9	(361.0)	(110.4)	543.4	886.1	(342.7)	(38.7)
Equity in earnings of joint ventures	4.6	5.3	(0.7)	(13.2)	23.5	21.7	1.8	8.3
General and administrative expenses	(34.4)	(38.2)	3.8	(9.9)	(119.5)	(118.7)	(0.8)	0.7
Restructuring and acquisition costs	(12.1)	—	(12.1)	—	(53.6)	—	(53.6)	—
(Loss) Income from operations	(76.0)	294.0	(370.0)	(125.9)	393.8	789.1	(395.3)	(50.1)
Other income (loss)	5.1	0.8	4.3	537.5	23.5	(1.0)	24.5	(2450.0)
Interest income	12.0	14.1	(2.1)	(14.9)	39.5	45.2	(5.7)	(12.6)
Interest expense	(47.7)	(40.1)	(7.6)	19.0	(143.5)	(125.4)	(18.1)	14.4
(Loss) Income from continuing operations before taxes	(106.6)	268.8	(375.4)	(139.7)	313.3	707.9	(394.6)	(55.7)
Income tax (benefit) expense for continuing operations	(26.6)	65.1	(91.7)	(140.9)	39.4	145.6	(106.2)	(72.9)
Net (Loss) income from continuing operations	(80.0)	203.7	(283.7)	(139.3)	273.9	562.3	(288.4)	(51.3)
Net loss from discontinued operations	(2.9)	(43.9)	41.0	(93.4)	(73.0)	(63.8)	(9.2)	14.4
Net (loss) income	(82.9)	159.8	(242.7)	(151.9)	200.9	498.5	(297.6)	(59.7)
Net income attributable to noncontrolling interests from continuing operations	(3.8)	(28.8)	25.0	(86.8)	(33.2)	(56.0)	22.8	(40.7)
Net income attributable to noncontrolling interests from discontinued operations	—	—	—	—	—	(1.1)	1.1	(100.0)
Net income attributable to noncontrolling interests	(3.8)	(28.8)	25.0	(86.8)	(33.2)	(57.1)	23.9	(41.9)
Net (loss) income attributable to AECOM from continuing operations	(83.8)	174.9	(258.7)	(147.9)	240.7	506.3	(265.6)	(52.5)
Net loss attributable to AECOM from discontinued operations	(2.9)	(43.9)	41.0	(93.4)	(73.0)	(64.9)	(8.1)	12.5
Net (loss) income attributable to AECOM	$(86.7)	$131.0	$(217.7)	(166.2)%	$167.7	$441.4	$(273.7)	(62.0)%

The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	100.9	92.2	95.2	92.6
Gross (loss) profit	(0.9)	7.8	4.8	7.4
Equity in earnings of joint ventures	0.1	0.1	0.2	0.2
General and administrative expenses	(1.0)	(0.9)	(1.0)	(1.0)
Restructuring and acquisition costs	(0.3)	0.0	(0.5)	0.0
(Loss) Income from operations	(2.1)	7.0	3.5	6.6
Other income (loss)	0.1	0.0	0.2	0.0
Interest income	0.3	0.3	0.4	0.4
Interest expense	(1.3)	(0.9)	(1.3)	(1.1)
(Loss) Income from continuing operations before taxes	(3.0)	6.4	2.8	5.9
Income tax (benefit) expense for continuing operations	(0.8)	1.5	0.4	1.2
Net (loss) income from continuing operations	(2.2)	4.9	2.4	4.7
Net loss from discontinued operations	(0.1)	(1.1)	(0.6)	(0.5)
Net(loss) income	(2.3)	3.8	1.8	4.2
Net income attributable to noncontrolling interests from continuing operations	(0.1)	(0.7)	(0.3)	(0.5)
Net income attributable to noncontrolling interests from discontinued operations	0.0	0.0	0.0	0.0
Net income attributable to noncontrolling interests	(0.1)	(0.7)	(0.3)	(0.5)
Net (loss) income attributable to AECOM from continuing operations	(2.3)	4.2	2.1	4.2
Net loss attributable to AECOM from discontinued operations	(0.1)	(1.1)	(0.6)	(0.5)
Net (loss) income attributable to AECOM	(2.4)%	3.1%	1.5%	3.7%
Revenue

Our revenue for the three months ended June 30, 2026 decreased $592.4 million, or 14.2%, to $3,586.0 million as compared to $4,178.4 million for the corresponding period last year.

Our revenue for the nine months ended June 30, 2026 decreased $746.2 million, or 6.2%, to $11,218.0 million as compared to $11,964.2 million for the corresponding period last year.

The Company's portion of revenue excluding pass-through revenue attributable to subcontractors increased for both the three and nine-month periods ended June 30, 2026. Underlying revenue excluding pass-through revenues increased across most of our end markets as a result of increased investment by large, publicly financed, global programs with infrastructure incentive and spending including the Infrastructure Investment and Jobs Act and the One Big Beautiful Bill Act in the U.S. and similar large programs in our largest end markets globally. For example, in Canada, the federal government is helping drive infrastructure investment with its Major Projects Office and launching a Sovereign Wealth Fund. In the United Kingdom, infrastructure investment is backed by the 10 Year Infrastructure Strategy with £725 billion in long-term funding. Additionally, a clear trend emerging globally across our markets is the rapid acceleration in national defense spending, and this is contributing to our revenue growth as well as driving growth in our backlog and pipeline of opportunities. We are benefiting from the rapid growth in the energy and high-tech sectors driven by robust demand from population and economic growth, widespread electrification, and rapid data center development. Our Water end market has been benefiting from increased investment to address drought, flooding, emerging contaminant remediation, water storage, and clean and safe drinking water. Our Transportation end market has been benefiting from incremental investments across the globe to modernize transportation infrastructure and address growth and urbanization trends, while our Environment end market has been benefiting from infrastructure that requires permitting, compliance, and remediation as well as investments in energy. Our Facilities end market has been benefiting from positive public sector investment, trends in asset maintenance and repositioning as well as demand for modern, efficient facilities. The quantification of the impact of these trends by end market is noted within our Americas and International reportable segments discussion below, where applicable, and represents substantially all of our revenue change.
In the course of providing our services, we routinely subcontract for services and incur other direct costs on behalf of our clients. These costs are passed through to clients and, in accordance with industry practice and GAAP, are included in our revenue and cost of revenue. Because these pass-through revenues can change significantly from project to project and period to period, changes in revenue may not be indicative of business trends. Pass-through revenues for the three-month periods ended June 30, 2026 and 2025 were $2.0 billion and $2.2 billion, respectively. Pass-through revenue as a percentage of total revenue was 55% and 54% during the three months ended June 30, 2026 and 2025, respectively. Pass-through revenues for the nine-month periods ended June 30, 2026 and 2025 were $5.8 billion and $6.4 billion, respectively. Pass-through revenue as a percentage of total revenue was 52% and 53% during the nine months ended June 30, 2026 and 2025, respectively.
Cost of Revenue
Our cost of revenue decreased to $3,620.1 million for the three months ended June 30, 2026 compared to $3,851.5 million for the corresponding period last year, a decrease of $231.4 million, or 6.0%.
Our cost of revenue decreased to $10,674.6 million for the nine months ended June 30, 2026 compared to $11,078.1 million for the corresponding period last year, a decrease of $403.5 million, or 3.6%.
Substantially all of the change in our cost of revenue for the three and nine months ended June 30, 2026 occurred in our Americas and International reportable segments, which is discussed in more detail below.
Gross (Loss) Profit
Our gross profit for the three months ended June 30, 2026 decreased $361.0 million, or 110.4%, to a loss of $34.1 million as compared to profit of $326.9 million for the corresponding period last year. For the three months ended June 30, 2026, gross profit, as a percentage of revenue, decreased to (0.9)% from 7.8% in the corresponding period last year.
Our gross profit for the nine months ended June 30, 2026 decreased $342.7 million, or 38.7%, to $543.4 million as compared to $886.1 million for the corresponding period last year. For the nine months ended June 30, 2026, gross profit, as a percentage of revenue, decreased to 4.8% from 7.4% in the corresponding period last year.
Gross profit changes were due to the reasons noted in our Americas and International reportable segments below.
Equity in Earnings of Joint Ventures
Our equity in earnings of joint ventures for the three months ended June 30, 2026 was $4.6 million as compared to $5.3 million in the corresponding period last year.
Our equity in earnings of joint ventures for the nine months ended June 30, 2026 was $23.5 million as compared to $21.7 million in the corresponding period last year.

The decrease in equity in earnings of joint ventures for the three months ended June 30, 2026 as compared to the period in the prior year was primarily due to a decrease in earnings in Europe. The increase in equity in earnings of joint ventures for the nine months ended June 30, 2026 as compared to the period in the prior year was primarily due to improved earnings in the Americas.
General and Administrative Expenses
Our general and administrative expenses for the three months ended June 30, 2026 decreased $3.8 million, or 9.9%, to $34.4 million as compared to $38.2 million for the corresponding period last year. For the three months ended June 30, 2026, general and administrative expenses, as a percentage of revenue, increased to 1.0% as compared to 0.9% in the corresponding period last year.
Our general and administrative expenses for the nine months ended June 30, 2026 increased $0.8 million, or 0.7%, to $119.5 million, as compared to $118.7 million for the corresponding period last year. For the nine months ended June 30, 2026, general and administrative expenses, as a percentage of revenue, was 1.0% which was consistent with the corresponding period last year.
The decreases in general and administrative expenses for the three months ended June 30, 2026 was due to a $18.2 million decrease in share-based payment expense due to changes in performance achievement expectations partially offset by increased investments in technology.
Restructuring and Acquisition Costs
Restructuring and acquisition costs are comprised of personnel costs, real estate costs, and costs associated with optimizing our organizational structure that position us for broader deployment of AI and technology tools to drive efficiencies. During the three and nine months ended June 30, 2026, we incurred total restructuring and acquisition costs of $12.1 million and $53.6 million, respectively, primarily related to actions taken for acquisitions and optimizing our organization structure. No new restructuring costs were incurred during the three and nine months ended June 30, 2025.
Other Income (Loss)
Our other income for the three months ended June 30, 2026 was $5.1 million compared to $0.8 million for the corresponding period last year.
Our other income for the nine months ended June 30, 2026 was $23.5 million compared to a loss of $1.0 million for the corresponding period last year.
The increases in other income for the three and nine months ended June 30, 2026 was primarily due to the gains in fair values of our investments measured at fair value of $2.2 million and $15.2 million for the three and nine months ended June 30, 2026, respectively, compared to losses of $1.3 million and $6.9 million for the three and nine ended June 30, 2025, respectively.
Interest Income
Our interest income for the three months ended June 30, 2026 decreased $2.1 million to $12.0 million from $14.1 million for the corresponding period last year.
Our interest income for the nine months ended June 30, 2026 decreased $5.7 million to $39.5 million from $45.2 million for the corresponding period last year.
The decrease in interest income for the three and nine months ended June 30, 2026 was primarily due to a decrease in our interest-bearing assets.
Interest Expense
Our interest expense for the three months ended June 30, 2026 was $47.7 million as compared to $40.1 million for the corresponding period last year.
Our interest expense for the nine months ended June 30, 2026 was $143.5 million as compared to $125.4 million for the corresponding period last year.
The increase in interest expense for the three and nine months ended June 30, 2026 was primarily due to an increase in our interest-bearing liabilities.

Income Tax (Benefit) Expense

Our income tax benefit for the three months ended June 30, 2026 was $26.6 million as compared to income tax expense of $65.1 million in the corresponding period last year. The decrease in tax expense for the current period compared to the corresponding period last year was due primarily to the tax impact of a decrease in pre-tax income of $375.4 million and a decrease in tax expense of $18.0 million related to state income taxes.

Our income tax expense for the nine months ended June 30, 2026 was $39.4 million as compared to $145.6 million in the corresponding period last year. The decrease in tax expense for the current period compared to the corresponding period last year was due primarily to the tax impact of a decrease in pre-tax income of $394.6 million, a deferred tax benefit of $54.7 million related to tax attributes that are expected to be utilized in the future that resulted from legal entity restructuring implemented in the second quarter of fiscal 2026, and a decrease in tax expense of $24.1 million related to state income taxes, partially offset by tax expense of $31.0 million related to changes in uncertain tax positions and a tax benefit of $20.1 million related to deferred tax assets recognized due to legal entity restructuring implemented in the first quarter of fiscal 2025.

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
Net loss from discontinued operations was $2.9 million for the three months ended June 30, 2026 compared to $43.9 million for the three months ended June 30, 2025, a decrease of $41.0 million.
Net loss from discontinued operations was $73.0 million for the nine months ended June 30, 2026 compared to $63.8 million for the nine months ended June 30, 2025, an increase of $9.2 million.
The decrease in net loss from discontinued operations for the three months ended June 30, 2026 was primarily due to a revision to estimated recoveries on a refinery turn around project in the prior year that did not recur in the current year.
The increase in net loss from discontinued operations for the nine months ended June 30, 2026 was primarily due to a change in our expected recovery on a deactivation, demolition, and removal project in the first quarter of the current year.
Net (Loss) Income Attributable to AECOM
The factors described above resulted in net loss attributable to AECOM of $86.7 million and net income attributable to AECOM of $167.7 million for the three and nine months ended June 30, 2026, respectively, as compared to net income attributable to AECOM of $131.0 million and $441.4 million for the three and nine months ended June 30, 2025, respectively.

Results of Operations by Reportable Segment
Americas

	Three Months Ended				Nine Months Ended
	June 30, 2026	June 30, 2025	Change		June 30, 2026	June 30, 2025	Change
			$	%			$	%
	($ in millions)				($ in millions)
Revenue	$2,632.7	$3,277.2	$(644.5)	(19.7)%	$8,521.6	$9,285.9	$(764.3)	(8.2)%
Cost of revenue	2,775.8	3,038.4	(262.6)	(8.6)	8,232.0	8,644.4	(412.4)	(4.8)
Gross (loss) profit	$(143.1)	$238.8	$(381.9)	(159.9)%	289.6	$641.5	$(351.9)	(54.9)%
The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	105.4%	92.7	96.6	93.1
Gross (loss) profit	(5.4)%	7.3%	3.4%	6.9%
Revenue

Revenue for our Americas segment for the three months ended June 30, 2026 decreased $644.5 million, or 19.7%, to $2,632.7 million as compared to $3,277.2 million for the corresponding period last year.

Revenue decreased due to a $473.0 million decrease in revenue on a Construction Management project for the three months ended June 30, 2026 compared to the corresponding period in the prior year. Revenue also decreased due to a $153.6 million decrease in pass-through revenues on contracts for which we subcontract work on behalf of our clients compared to the corresponding period in the prior year. The decrease in revenue from the Construction Management project contributed to a decrease in our Facilities end market, which decreased $486.0 million, or 24.1%, compared to the corresponding period last year. Our Water and Environment end markets decreased $99.9 million, or 17.3%, and our Transportation end market decreased $52.3 million, or 8.1%, compared to the corresponding period last year.

Revenues for our Americas segment for the nine months ended June 30, 2026 decreased $764.3 million, or 8.2%, to $8,521.6 million as compared to $9,285.9 million for the corresponding period last year.

The decrease in revenues was due to a $641.8 million decrease in revenue on a Construction Management project for the nine months ended June 30, 2026 compared to the corresponding period in the prior year and a $257.3 million decrease in pass-through revenues on contracts for which we subcontract work on behalf of our clients compared to the corresponding period in the prior year. The decrease in revenue from the Construction Management project contributed to a decrease in our Facilities end market, which decreased $754.6 million, or 13.4%. Our Water and Environment end markets decreased $11.8 million, or 0.7%, and was partially offset by increased project activity in our Transportation end market of $57.1 million, or 3.1%, compared to the corresponding period last year.
Cost of Revenue
Cost of revenue for our Americas segment for the three months ended June 30, 2026 decreased by $262.6 million, or 8.6% to $2,775.8 million compared to $3,038.4 million for the corresponding period last year.
Cost of revenue for our Americas segment for the nine months ended June 30, 2026 decreased by $412.4 million, or 4.8%, to $8,232.0 million compared to $8,644.4 million for the corresponding period last year.
The decrease in cost of revenue for the nine months ended June 30, 2026 was primarily due to the decreases in subcontractor and other direct costs partially offset by increased project activity.

Gross (Loss) Profit
Gross profit for our Americas segment for the three months ended June 30, 2026 decreased $381.9 million, or 159.9%, to a gross loss of $143.1 million as compared to gross profit of $238.8 million for the corresponding period last year. As a percentage of revenue, gross loss was 5.4% of revenue for the three months ended June 30, 2026 from gross profit of 7.3% in the corresponding period last year.
Gross profit for our Americas segment for the nine months ended June 30, 2026 decreased $351.9 million, or 54.9%, to $289.6 million as compared to $641.5 million for the corresponding period last year. As a percentage of revenue, gross profit decreased to 3.4% of revenue for the nine months ended June 30, 2026 from 6.9% in the corresponding period last year.
The changes in gross profit and gross profit as a percentage of revenue for the three and nine months ended June 30, 2026 was primarily due to the $336.8 million loss recorded on a Construction Management project in the third quarter of fiscal 2026.
International

	Three Months Ended				Nine Months Ended
	June 30, 2026	June 30, 2025	Change		June 30, 2026	June 30, 2025	Change
			$	%			$	%
	($ in millions)				($ in millions)
Revenue	$953.1	$901.1	$52.0	5.8%	$2,696.2	$2,677.9	$18.3	0.7%
Cost of revenue	844.3	813.1	31.2	3.8	2,442.6	2,433.7	8.9	0.4
Gross profit	$108.8	$88.0	$20.8	23.6%	$253.6	$244.2	$9.4	3.8%
The following table presents the percentage relationship of statement of operations items to revenue:

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	88.6	90.2	90.6	90.9
Gross profit	11.4%	9.8%	9.4%	9.1%
Revenue
Revenue for our International segment for the three months ended June 30, 2026 increased $52.0 million, or 5.8%, to $953.1 million as compared to $901.1 million for the corresponding period last year.
The increase in revenue for the three months ended June 30, 2026 was benefitted by an increase in pass-through revenues of $10.0 million, compared to the corresponding period in the prior year. Revenue increased in our Facilities end market by $40.2 million, or 11.4%, in our Energy end market by $15.3 million, or 55.7%, and in our Transportation end market by $6.9 million, or 3.3%, partially offset by a decrease in our Water and Environment end markets of $10.6 million, or 3.4%, compared to the corresponding period last year.
Revenue in our International segment for the nine months ended June 30, 2026 increased $18.3 million, or 0.7%, to $2,696.2 million as compared to $2,677.9 million for the corresponding period last year.
The increase in revenue for the nine months ended June 30, 2026 was despite a $21.5 million decrease in pass-through revenues, compared to the corresponding period in the prior year. Revenue increased in our Water and Environment end markets of $44.3 million, or 7.4%, and in our Energy end market by $34.5 million, or 42.7%, partially offset by decreases in our Transportation end market by $58.9 million, or 6.5%, and in our Facilities end market by $1.5 million, or 0.1%, compared to the corresponding period last year.
Cost of Revenue
Cost of revenue for our International segment for the three months ended June 30, 2026 increased $31.2 million, or 3.8%, to $844.3 million as compared to $813.1 million for the corresponding period last year.

The increase in cost of revenue for the three months ended June 30, 2026 was primarily due an increase in subcontractor and other direct costs of $10.0 million and the increase in project activity compared to the corresponding period last year.
Cost of revenue for our International segment for the nine months ended June 30, 2026 increased $8.9 million, or 0.4%, to $2,442.6 million as compared to $2,433.7 million for the corresponding period last year.
The increase in cost of revenue for the nine months ended June 30, 2026 was primarily due to an increase in project activity partially offset by the $21.5 million decrease in subcontractor and other direct costs compared the corresponding period last year.
Gross Profit
Gross profit for our International segment for the three months ended June 30, 2026 increased $20.8 million, or 23.6%, to $108.8 million as compared to $88.0 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 11.4% of revenue for the three months ended June 30, 2026 from 9.8% in the corresponding period last year.
The increases in gross profit and gross profit as a percentage of revenue for the three months ended June 30, 2026 were primarily due to increases in Europe and Australia, which were partially offset by decreases in the Middle East and Asia.
Gross profit for our International segment for the nine months ended June 30, 2026 increased $9.4 million, or 3.8%, to $253.6 million as compared to $244.2 million for the corresponding period last year. As a percentage of revenue, gross profit increased to 9.4% of revenue for the nine months ended June 30, 2026 from 9.1% in the corresponding period last year.
The increases in gross profit and gross profit as a percentage of revenue for the nine months ended June 30, 2026 were primarily due to increases in Europe and Australia, which were partially offset by decreases in Asia and the Middle East.
AECOM Capital

	Three Months Ended				Nine Months Ended
	June 30, 2026	June 30, 2025	Change		June 30, 2026	June 30, 2025	Change
			$	%			$	%
	($ in millions)				($ in millions)
Revenue	$0.2	$0.1	$0.1	100.0%	$0.2	$0.4	$(0.2)	(50.0)%
Equity in earnings (losses) of joint ventures	0.3	1.0	(0.7)	(70.0)%	$1.6	$0.1	$1.5	1500.0%
General and administrative expenses	$(1.6)	$(2.3)	$0.7	(30.4)%	$(5.6)	$(7.5)	$1.9	(25.3)%
Equity in earnings of joint ventures for the three months ended June 30, 2026 decreased $0.8 million, or 80.0%, to $0.2 million compared to $1.0 million for the corresponding period last year. Equity in earnings of joint ventures for the nine months ended June 30, 2026 increased $1.5 million to $1.6 million compared to $0.1 million for the corresponding period last year. The increases in equity in earnings of joint ventures for the nine months ended June 30, 2026 was primarily due to favorable earnings of investments in the current year compared to the prior year.

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
Liquidity and Capital Resources
Cash Flows
Our principal sources of liquidity are cash flows from operations, borrowings under our credit facilities, and access to financial markets. Our principal uses of cash are operating expenses, capital expenditures, working capital requirements, acquisitions, repurchases of common stock, dividend payments, and refinancing or repayment of debt. We believe our anticipated sources of liquidity including operating cash flows, existing cash and cash equivalents, borrowing capacity under our revolving credit facility and our ability to issue debt or equity, if required, will be sufficient to meet our projected cash requirements for at least the next twelve months. We expect to spend approximately $25 million for restructuring costs in fiscal 2026 associated with restructuring actions taken in prior periods that are expected to deliver continued margin improvement and efficiencies. We also expect to incur future net cash outflows between $600 million and $800 million through the completion of two projects in our Construction Management business, which does not include potential cash inflows for unapproved change orders and claims from clients, subcontractors or insurers. Approximately $175 million to $225 million of these net cash outflows are expected in the fourth quarter of fiscal year 2026 with the remaining net cash outflows expected during fiscal year 2027.
Our Construction Management business has two projects that have experienced delays and have significant claims of recovery of damages from the clients, subcontractors, and insurers. The claims related to these two projects represent a majority of the significant claims in Note 4, Revenue Recognition, as of June 30, 2026 and September 30, 2025. We continue to actively work with the two project owners to resolve our claims position and exposure. While progress on resolving our claims position has been slower than anticipated, our initial successes in resolving disputed items favorably give us confidence in our ability to recover these claims. However, any further significant delay in the collection of our claims could constrain our capital allocation strategy with respect to the timing of stock repurchases. Our assumptions on the resolution of our claims are subject to uncertainty, and changes in those assumptions could result in a material impact on our results of operations or cash flows.
Generally, we do not provide for U.S. taxes or foreign withholding taxes on gross book-tax basis differences in our non-U.S. subsidiaries because such basis differences are able to and intended to be reinvested indefinitely. At June 30, 2026, we have determined that we will continue to indefinitely reinvest the earnings of some foreign subsidiaries and, therefore, we will continue to account for these undistributed earnings based on our existing accounting under ASC 740 and not accrue additional tax. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation. Based on the available sources of cash flows discussed above, we anticipate we will continue to have the ability to permanently reinvest these remaining amounts.
At June 30, 2026, cash and cash equivalents were $1,012.9 million, a decrease of $572.8 million from $1,585.7 million at September 30, 2025.
Net cash provided by operating activities was $169.2 million for the nine months ended June 30, 2026 as compared to $625.5 million for the nine months ended June 30, 2025. The change was primarily attributable to an increase in net cash outflow of $283.5 million for the nine months ended June 30, 2026 related to two Construction Management projects compared to the corresponding period in the prior year, partially offset by a $51.1 million cash collection on a refinery turnaround project. The change in net cash flow from operations was also attributable to a decrease in net income of approximately $297.6 million, and an increase in cash used by changes in working capital of $179.3 million, partially offset by an increase in adjustments for non-cash items of approximately $20.6 million. The sale of trade receivables to financial institutions included in operating cash flows decreased $10.1 million during the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025. We expect to continue to sell trade receivables in the future as long as the terms continue to remain favorable to us.
Net cash used in investing activities was $147.6 million for the nine months ended June 30, 2026, as compared to $133.3 million for the nine months ended June 30, 2025. The change was primarily attributable to a $45.4 million cash outflow from the deconsolidation of a joint venture recognized in the prior year period, which did not reoccur in the current year period, partially offset by a $29.1 million change in our credit facility investment which was comprised of net cash collections of $16.6 million in the prior year period compared to net cash loaned of $12.5 million in the current year period.
Net cash used in financing activities was $590.6 million for the nine months ended June 30, 2026 as compared to $281.6 million for the nine months ended June 30, 2025. The change from the prior year was primarily attributable to a $303.5 million increase in cash used to repurchase common stock in the current year. Total borrowings under our Credit Agreement may vary during the period as we regularly draw and repay amounts to fund working capital.
Working Capital
Working capital, or current assets less current liabilities, decreased $461.1 million, or 57.5%, to $340.3 million at June 30, 2026 from $801.4 million at September 30, 2025. Net accounts receivable and contract assets, net of contract liabilities, increased to $3,375.2 million at June 30, 2026 from $3,194.4 million at September 30, 2025.
Days Sales Outstanding (DSO), which includes net accounts receivable and contract assets, net of contract liabilities, was 86 days at June 30, 2026 compared to 74 days at September 30, 2025. At June 30, 2026 and September 30, 2025, the DSO impact of the two projects in our Construction Management business was 14 days and less than one day, respectively.
In Note 4, Revenue Recognition, in the notes to our consolidated financial statements, a comparative analysis of the various components of accounts receivable is provided. Except for significant claims, substantially all contract assets are expected to be billed and collected within twelve months.
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
Debt
Debt consisted of the following:

	June 30, 2026	September 30, 2025

	(in millions)
Amended Credit Agreement	$1,448.8	$1,439.9
2033 Senior Notes	1,200.0	1,200.0
Other debt	96.4	103.8
Total debt	2,745.2	2,743.7
Less: Current portion of debt and short-term borrowings	(62.8)	(66.3)
Less: Unamortized debt issuance costs	(30.4)	(30.2)
Long-term debt	$2,652.0	$2,647.2

The following table presents, in millions, scheduled maturities of our debt as of June 30, 2026:

Fiscal Year
2026 (three months remaining)	$36.3
2027	34.4
2028	25.5
2029	14.7
2030	6.9
Thereafter	2,627.4
Total	$2,745.2
Credit Agreements
On March 10, 2026 (the "Amendment Effective Date"), we and certain of our subsidiaries entered into Amendment No. 16 to Syndicated Facility Agreement ("Amendment") with Bank of America, N.A. ("Bank of America") as administrative agent and the other lenders party thereto, which amended the Syndicated Facility Agreement, dated October 17, 2014, to which we and certain of our subsidiaries are party (as amended prior to the Amendment Effective Date, the "Existing Credit Agreement" and as amended by the Amendment, the "Amended Credit Agreement"), pursuant to which we obtained a new $1,500,000,000 revolving credit facility (the “$1.5 Billion Revolving Credit Facility”), a new $950,000,000 term loan A facility (the “Term Loan A Facility” and a new $500,000,000 term loan B facility (the “Term Loan B Facility” and, together with the $1.5 Billion Revolving Credit Facility and the Term Loan A Facility, the "Amended Facilities"). The $1.5 Billion Revolving Credit Facility and the Term Loan A Facility mature on March 10, 2031. The Term Loan B Facility matures on April 19, 2031. The Term Loan A Facility and the Term Loan B Facility were borrowed in full on the Amendment Effective Date in U.S. dollars. Loans under the $1.5 Billion Revolving Credit Facility may be borrowed, and letters of credit thereunder may be issued, in U.S. dollars or in certain foreign currencies. The Amended Facilities replace in full our prior revolving credit facility and term loan facilities under the Existing Credit Agreement, and borrowings under the Amended Facilities were used on the Amendment Effective Date to refinance in full our existing credit facilities under the Existing Credit Agreement.

On June 10, 2026, we and certain of our subsidiaries entered into a Credit Agreement with Bank of America, as administrative agent and the other lender parties thereto (the "New Credit Agreement" and, together with the Amended Credit Agreement, the "Credit Agreements"), pursuant to which we obtained a new $500,000,000 revolving credit facility (the "$500 Million Revolving Credit Facility" and, together with the $1.5 Billion Revolving Credit Facility, the "Revolving Credit Facilities") which matures on June 9, 2028.
Borrowings under (a) the Revolving Credit Facilities (in U.S. dollars) and the Term Loan A Facility bear interest at a rate per annum equal to, at our option, (i) a SOFR rate (with a 0% floor) plus a margin ranging from 1.125% to 2% or (ii) a base rate (with a 0% floor) plus a margin ranging from 0.125% to 1%, in each case, excluding any applicable sustainability adjustment with respect to the $1.5 Billion Revolving Credit Facility and the Term Loan A Facility, and with the actual margin determined from time to time on the basis of our consolidated leverage ratio; and (b) the $1.5 Billion Revolving Credit Facility in currencies other than U.S. dollars bear interest at a rate per annum equal to the applicable reference rate for such currency, plus the same margin applicable to SOFR rate loans. An unused commitment fee ranging from 0.15% to 0.30% (excluding any applicable sustainability adjustment, and with the actual fee amount determined from time to time on the basis of our consolidated leverage ratio) is payable on the average daily undrawn portion of the commitments in respect of the Revolving Credit Facilities.
Borrowings under the Term Loan B Facility bear interest at a rate per annum equal to, at our option, (a) a SOFR rate (with a 0% floor) or (b) a base rate (with a 0% floor), in each case, plus an applicable margin of 1.50% in the case of the SOFR rate and 0.50% in the case of the base rate.
Certain of our subsidiaries (the “Guarantors”) have guaranteed our obligations under the Credit Agreements and the obligations under the Credit Agreements are secured by a lien on substantially all of the assets of ours and the Guarantors, subject to certain exceptions.
The Credit Agreements contain customary negative covenants that include, among other things, limitations or restrictions on our ability and our subsidiaries, subject to certain exceptions, to incur liens and debt, make investments, dispositions, and restricted payments, change the nature of our business, consummate mergers, consolidations and the sale of all or substantially all of our respective assets and transact with affiliates. We are also required to maintain a consolidated leverage ratio of less than or equal to 4.00 to 1.00 (subject to certain adjustments in connection with permitted acquisitions), tested on a quarterly basis. Such financial covenant does not apply to the Term Loan B Facility. As of June 30, 2026, we were in compliance with the covenants of the Credit Agreements.
The Credit Agreements contain customary affirmative covenants, including, among other things, compliance with applicable law, preservation of existence, maintenance of properties and of insurance, and keeping proper books and records. The Credit Agreements contain customary events of default, including, among other things, nonpayment of principal, interest or fees, cross-defaults to other debt, inaccuracies of representations and warranties, failure to perform covenants, events of bankruptcy and insolvency, change of control and unsatisfied judgments, subject in certain cases to notice and cure periods and other exceptions.
At June 30, 2026 and September 30, 2025, letters of credit totaled $4.4 million and $4.4 million, respectively, under the $1.5 Billion Revolving Credit Facility. As of June 30, 2026 and September 30, 2025, we had $1,495.6 million and $1,495.6 million, respectively, available under the Revolving Credit Facility.
At June 30, 2026, the Company had no outstanding letters of credit and had $500 million available under the $500 Million Revolving Credit Facility.
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
2033 Senior Notes

On July 22, 2025, we completed an offering of $1,200,000,000 aggregate principal amount of our 6.000% Senior Notes due 2033 (the “2033 Senior Notes”). As of June 30, 2026, the estimated fair value of the 2033 Senior Notes was approximately $1,201.5 million. The fair value of the 2033 Senior Notes as of June 30, 2026 was derived by taking the mid-point of the trading prices from an observable market input (Level 2) in the secondary bond market and multiplying it by the outstanding balance of the 2033 Senior Notes.

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

We were in compliance with the covenants related to the 2033 Senior Notes as of June 30, 2026.

Other Debt and Other Items
Other debt consists primarily of obligations under capital leases and loans, and unsecured credit facilities. The unsecured credit facilities are primarily used for standby letters of credit issued in connection with general and professional liability insurance programs and for contract performance guarantees. At June 30, 2026 and September 30, 2025, these outstanding standby letters of credit totaled $906.9 million and $899.4 million, respectively. As of June 30, 2026, we had $411.8 million available under these unsecured credit facilities.
Effective Interest Rate
Our average effective interest rate on our total debt, including the effects of the interest rate swap agreements and interest rate cap agreements during the nine months ended June 30, 2026 and 2025 was 5.2% and 5.1%, respectively.
Interest expense in the consolidated statements of operations included amortization of deferred debt issuance costs for the three and nine months ended June 30, 2026 of $1.4 million and $6.2 million, respectively, and for the three and nine months ended June 30, 2025 of $1.2 million and $3.9 million, respectively.
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
Under the Revolving Credit Facility and other facilities discussed in Other Debt and Other Items above, as of June 30, 2026, there was approximately $911.3 million, including both continuing and discontinued operations, outstanding under standby letters of credit primarily issued in connection with general and professional liability insurance programs and for contract performance guarantees. For those projects for which we have issued a performance guarantee, if the project subsequently fails to meet guaranteed performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to achieve the required performance standards.
We recognized on our balance sheet the funded status of our pension benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation. At June 30, 2026, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $54.3 million. The total amounts of employer contributions paid for the nine months ended June 30, 2026 were $6.9 million for U.S. plans and $18.4 million for non-U.S. plans. Funding requirements for each plan are determined based on the local laws of the country where such plan resides. In some countries, the funding requirements are mandatory while in other countries, they are discretionary. There is a required minimum contribution for one of our domestic plans; however, we may make additional discretionary contributions. In the future, such pension funding may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. In addition, we have collective bargaining agreements with unions that require us to contribute to various third-party multiemployer plans that we do not control or manage. For the year ended September 30, 2025, we contributed $2.7 million to multiemployer pension plans.
Contractual Obligations
Refer to our Annual Report on Form 10-K for the year ended September 30, 2025 for a discussion of our contractual obligations. There have been no changes, outside of the ordinary course of business, to these contractual obligations during the nine months ended June 30, 2026.

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
The following tables present condensed combined summarized financial information for AECOM and the Subsidiary Guarantors. All intercompany balances and transactions are eliminated in the presentation of the combined financial statements. Amounts provided do not represent our total consolidated amounts as of June 30, 2026 and September 30, 2025, and for the nine months ended June 30, 2026.
Condensed Combined Balance Sheets
Parent and Subsidiary Guarantors
(unaudited - in millions)

	June 30, 2026	September 30, 2025
Current assets	$2,990.6	$3,367.3
Non-current assets	3,325.8	3,189.2
Total assets	$6,316.4	$6,556.5

Current liabilities	$2,875.5	$2,853.8
Non-current liabilities	3,078.9	3,102.8
Total liabilities	5,954.4	5,956.6

Total stockholders’ equity	362.0	599.9
Total liabilities and stockholders’ equity	$6,316.4	$6,556.5

Condensed Combined Statement of Operations
Parent and Subsidiary Guarantors
(unaudited - in millions)

For the nine months ended
June 30, 2026
Revenue	$6,243.5
Cost of revenue	6,126.9
Gross profit	116.6

Net loss from continuing operations	(168.5)
Net loss from discontinued operations	—
Net loss	$(168.5)

Net loss attributable to AECOM	$(168.5)
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
Interest Rates
Our Credit Agreement and other debt obligations are subject to variable rate interest which could be adversely affected by an increase in interest rates. As of June 30, 2026 and September 30, 2025, we had $1,448.8 million and $1,439.9 million, respectively, in outstanding borrowings under our term credit agreements and revolving credit facilities. Interest on amounts borrowed under these agreements is subject to adjustment based on specified levels of financial performance. The applicable margin that is added to the borrowing’s base rate can range from 0.125% to 1.00% and the applicable margin that is added to borrowings in the Term SOFR rate can range from 1.125% to 2.00%. For the nine months ended June 30, 2026, our weighted average floating rate borrowings were $1,863.3 million, or $1,163.3 million excluding borrowings with effective fixed interest rates due to interest rate swap and interest rate cap agreements. If short-term floating interest rates had increased by 1.00%, our interest expense for the nine months ended June 30, 2026 would have increased by $8.7 million. We invest our cash in a variety of financial instruments, consisting principally of money market securities or other highly liquid, short-term securities that are subject to minimal credit and market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), our CEO and CFO have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), were effective as of June 30, 2026 to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table shows the repurchase activity for each of the three months ended June 30, 2026:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)

April 1 - 30, 2026	—	$—	—	$883,900,000
May 1 - 31, 2026	—	$—	—	$883,900,000
June 1 - 30, 2026	—	$—	—	$883,900,000
Total	—		—
_____________________________________________________________
(1)On February 4, 2026, the Board approved an increase in the Company's repurchase authorization up to an aggregate amount of $1.0 billion with no expiration date. Stock repurchases can be made through open market purchases or other methods, including pursuant to a Rule 10b5-1 plan.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosure
None.

Item 5.  Other Information
During the fiscal quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The following documents are filed as Exhibits to the Report:

			Incorporated by Reference (Exchange Act Filings Located at File No. 0-52423)
Exhibit Numbers	Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	Form 10-K	3.1	11/21/2011

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Form S-4	3.2	8/1/2014

3.3	Certificate of Correction of Amended and Restated Certificate of Incorporation	Form 10-K	3.3	11/17/2014

3.4	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	1/9/2015

3.5	Certificate of Amendment to the Certificate of Incorporation	Form 8-K	3.1	3/3/2017

3.6	Certificate of Amendment of Certificate of Incorporation	Form 10-Q	3.7	5/6/2025

3.7	Third Amended and Restated Bylaws of the Company	Form 8-K	3.1	5/19/2023

10.1	Credit Agreement, dated as of June 10, 2026, by and among AECOM, the other Borrowers from time to time party thereto, the Lenders from time to time party thereto and Bank of America, N.A. as Administrative Agent and Swing Line Lender	Form 8-K	10.1	6/11/2026

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AECOM

Date: August 11, 2026	By:	/S/ GAURAV KAPOOR
Gaurav Kapoor
Chief Financial Officer